Form 10-Q
period 1996-03-30
PCD INC
filed 1996-05-09
CIK 1007594

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996 or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -------------

Commission file number 0-27744

                                    PCD Inc.
             (Exact name of registrant as specified in its charter)

         Massachusetts                       04-2604950
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

2 Technology Drive, Centennial Park, Peabody, Massachusetts
(Address of principal executive offices)
01960-7977
(Zip Code)

Registrant's telephone number, including area code: 508-532-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       No   X
          ---           ---

Number of shares of common stock, $0.01 par value, outstanding
at May 1, 1996:    5,719,032

                                    PCD Inc.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                 MARCH 30, 1996

     Statements in this report concerning the future financial condition, results of operations and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that these forward-looking statements are inherently uncertain, and that actual performance and results are subject to many risk factors, including the Company's dependence on the integrated circuit package industry, the Company's dependence on its principal customers and independent distributors, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry, and the like. The Company's filings with the Securities and Exchange Commission, including its registration statement on Form S-1, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

     The Consolidated Balance Sheets (unaudited) at March 30, 1996 and December 31, 1995, the Consolidated Statements of Income (unaudited) and the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 30, 1996 and April 1, 1995 are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                                    PCD Inc.
                           CONSOLIDATED BALANCE SHEETS
                            (Condensed and unaudited)
                             (Dollars in thousands)


                                                3/30/96   12/31/95
                                                -------   --------

ASSETS
Current assets:
   Cash and cash equivalents..............      $ 4,725    $ 3,958
   Accounts receivable - trade, net.......        3,664      3,564
   Inventory..............................        2,838      2,867
   Prepaid expenses and other current
       assets.............................          142        399
                                                -------    -------
          Total current assets............       11,369     10,788
Equipment and improvements
   Equipment and improvements.............        9,174      8,680
   Accumulated depreciation...............        4,100      3,749
                                                -------    -------
Equipment and improvements, net...........        5,074      4,931
Other assets..............................          219        210
                                                -------    -------
          Total assets....................      $16,662    $15,929
                                                =======    =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade................      $   573    $   686
   Accrued liabilities....................        2,162      2,431
                                                -------    -------
          Total current liabilities.......        2,735      3,117



Stockholders' equity                             13,927     12,812
                                                -------    -------
          Total liabilities and
               stockholders' equity.......      $16,662    $15,929
                                                =======    =======

                   The accompanying notes are an integral part of the consolidated financial statements.

                                    PCD Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  Three Months Ended
                                                  ------------------
                                                  3/30/96     4/1/95
                                                  -------    -------
Net sales..................................        $7,087     $6,022
Cost of sales..............................         3,852      3,220
                                                   ------     ------
     Gross profit.........................          3,235      2,802
Operating expenses........................          1,495      1,153
                                                   ------     ------
     Income from operations...............          1,740      1,649
Other income, net.........................             54         25
                                                   ------     ------
     Income before income taxes...........          1,794      1,674
Provision for income taxes................            664        690
                                                   ------     ------
Net income................................         $1,130     $  984
                                                   ======     ======

Net income per share......................         $ 0.21     $ 0.20
                                                   ======     ======

Weighted average number of common and
     common equivalent shares
     outstanding..........................          5,320      4,930
                                                   ======     ======

                   The accompanying notes are an integral part of the consolidated financial statements.


                                    PCD Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Condensed and unaudited)
                             (Dollars in thousands)

                                                  THREE MONTHS ENDED
                                                  ------------------
                                                  3/30/96     4/1/95
                                                  -------     ------
Cash flows from operating activities:
  Net income.................................      $1,130     $  984
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation............................         351        280
     Amortization of deferred compensation...          15          8
     Changes in operating assets and liabilities
       Accounts receivable - trade, net......        (100)      (786)
       Inventory.............................          29        (54)
       Prepaid expenses and other
         current assets......................         257         (2)
       Other assets..........................          (9)        (9)
       Accounts payable......................        (113)        31
       Accrued liabilities                           (313)       376
                                                   ------     ------
         Net cash provided by operating
           activities.......................        1,247        828

Cash flows from investing activities:
  Capital expenditures, net.................         (494)      (536)

Cash flows from financing activities:
  Exercise of common stock options..........           14          -
  Principal payment under long-term
     debt obligations.......................            -        (23)
                                                   ------     ------
         Net cash provided by (used in)
           financing activities.............           14        (23)
                                                   ------     ------
Net increase in cash                                  767        269

Cash and cash equivalents at beginning
 of period...................................       3,958        928
                                                   ------     ------
Cash and cash equivalents at end of period...      $4,725     $1,197
                                                   ======     ======


                   The accompanying notes are an integral part of the consolidated financial statements.

                                    PCD Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (March 30, 1996 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 which are included in the prospectus dated March 27, 1996 contained in the Company's registration statement on Form S-1. Results for the interim period presented are not necessarily indicative of results to be anticipated for the entire year.

Note 2.  NET INCOME PER SHARE

     Net income per common share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents from the exercise of stock options (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve month period preceding the date of the initial filing on February 12, 1996, of the registration statement relating to the Company's initial public offering have been included in the calculation using the treasury stock method at the offering price ($11 per share), as if they were outstanding for all periods prior to January 1, 1996. Fully diluted and primary net income per common share were the same for each period presented.

Note 3. INVENTORY

                                                 (In Thousands)
                                                3/30/96  12/31/95
                                                -------  --------
Inventories
     Raw materials and
       finished subassemblies.............       $1,669    $1,945
     Work in process......................          485       260
     Finished goods.......................          684       662
                                                 ------    ------
       Total..............................       $2,838    $2,867
                                                 ======    ======

Note 4.  SUBSEQUENT EVENT

     On April 1, 1996, the Company sold 1,100,000 shares of its common stock and received net proceeds of approximately $10.5 million. These proceeds from the Company's initial public offering (pursuant to a registration statement that was declared effective March 26, 1996) are not reflected on the March 30, 1996 Consolidated Balance Sheet and the Consolidated Statement of Cash Flows.

Note 5. LITIGATION:

     On August 21, 1995,the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona seeking a declaratory judgment against Wayne K. Pfaff, an individual residing in Texas ("Pfaff"), and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") (collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) (the "CTi Leaded Products") and BGA packages (the "CTi BGA Products") (collectively, the "CTi Products"). Pfaff has filed a counterclaim alleging that CTi infringes the "Pfaff Leadless Patent" and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent.

     The Company understands that Pfaff has been issued patents for the inventions covered by the Pfaff Leadless Patents in Germany, France, Great Britain, Japan and Malaysia (together with the United States, the "Territory"). Revenue from sales of CTi Leaded Products in the Territory in 1995 was approximately $5.8 million, which represented approximately 23% of the Company's net sales in 1995. Due to a shift in customer base, the Company expects that net sales of CTi Leaded Products in the Territory, both in percentage terms and absolute amount, will decline significantly in 1996 and beyond. The CTi BGA Products are not expected to make a significant contribution to revenues of the Company until years subsequent to 1996.

     The Pfaff Leadless Patent has been the subject of earlier litigation initiated by Pfaff against a burn-in connector manufacturer unrelated to the Company, Wells Electronics, Inc. ("Wells"), in which Pfaff alleged that the manufacture and sale of a wide range of Wells products infringed the Pfaff Leadless Patent. Included among the Wells products covered by the Pfaff litigation was a group of burn-in sockets produced by Wells for certain leaded packages (the "Wells Leaded Products"). The Wells Leaded Products compete directly with CTi Leaded Products and accept similar IC packages. The Company believes that Pfaff may assert in CTi's litigation with Pfaff that Wells Leaded Products are similar in design to CTi Leaded Products. In October 1995, the United States District Court for the Northern District of Texas (the "Texas Court") found certain claims in the Pfaff Leadless Patent to be invalid, but found other claims in the patent not to be invalid and to be infringed by certain Wells products, including the Wells Leaded Products. On December 19, 1995, the Texas Court issued a permanent injunction against the manufacture and sale by Wells of the products found to be infringing. In January 1996, the United States Court of Appeals (Federal Circuit) stayed the injunction, pending appeal, based on its finding that Wells had demonstrated that it is likely to succeed in its contention that the Pfaff Leadless Patent is invalid. The Pfaff BGA Patent was not involved in the Pfaff/Wells litigation.

     The Company believes, based on the advice of counsel, that CTi has meritorious defenses against any claim that CTi Products infringe the Pfaff Patents, and CTi intends to prosecute and defend vigorously its position in its declaratory judgment action and any related or subsequent litigation. Although Wells invoked similar defenses on the Pfaff Leadless Patent in its lawsuit with Pfaff, the Company believes that CTi will be better positioned to present these defenses. There can be no assurance, however, that the Company or CTi will prevail in pending or any future litigation with Pfaff, and an adverse outcome could have a material adverse effect on the financial condition, results of operations and business of the Company. Such adverse effect could include, without limitation, the requirement that CTi pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1996

     Net sales for the quarter ended March 30, 1996 were $7.1 million, an increase of 18% from $6.0 million in the year-earlier period. This increase was attributable to expanded sales volume in the programmable-logic interconnect socket, industrial terminal block, and avionic terminal block and socket product categories. The greatest portion of this expansion in volume was derived from higher volume of programmable-logic interconnect sockets. Demand for the burn-in products has slowed in the first quarter of 1996 with the softness in the semiconductor market.

     Customer bookings for the quarter ended March 30, 1996 were $7.8 million, up 20% compared to orders of $6.4 million in the year-earlier period. On a comparative basis, the increase in customer orders was due primarily to continued growth in the programmable-logic interconnect socket line, the effect of new products in the industrial terminal block line and the resurgence in demand for the avionic terminal block and socket products. The Company ended the quarter with an order backlog of $6.9 million compared to $6.2 million at the end of the fourth quarter 1995.

     Gross profits in the quarter ended March 30, 1996 amounted to $3.2 million or 45.6% of net sales, compared to $2.8 million or 46.5% of net sales in the year-earlier period. This reduction in gross profit as a percentage of net sales in the quarter from the prior period relates primarily to a one-time expense for a design change to a non-standard product in the burn-in socket product category.

     Operating expenses for the three months ended March 30, 1996 were $1.5 million, or 21.1% of net sales, an increase of $0.3 million or 30% compared to expenses of $1.2 million or 19.1% of net sales in the year-earlier period. This increase was in line with the Company's plan and it reflects primarily the cost of additional staffing needed at our Phoenix Arizona facility.

     Other income increased to $0.05 million for the first quarter 1996 compared to $0.02 million for the year-earlier period. Other income consists primarily of interest income.

     The effective rate for income taxes for the quarter ended March 30, 1996 declined to 37% from 41.3% for the year-earlier period. The effective rate for income taxes was due to the application of the appropriate effective tax rates for each of the state tax jurisdictions in which the Company operates.

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of March 30, 1996, the Company had cash and cash equivalents of approximately $4.7 million and working capital of approximately $8.6 million. Cash provided by operating activities totaled $1.2 million for the quarter ended March 30, 1996 compared to $0.8 million in the year-earlier period.

     Capital expenditures were $0.5 million for the first quarter

1996 and are expected to reach $2.2 million this year, down slightly from $2.5 million last year. The Company projects the level of capital expenditures to attain $3.0 million in 1997.

     Net proceeds of approximately $10.5 million from the sale of 1,100,000 shares was received on April 1, 1996, which corresponds to the Company's second fiscal quarter. The Company believes that funds generated from operations together with the net proceeds of the offering and existing cash balances will be sufficient to meet the Company's cash requirements at least through fiscal 1996.

                                    PCD Inc.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceeding

     On August 21, 1995,the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona seeking a declaratory judgment against Wayne K. Pfaff, an individual residing in Texas ("Pfaff"), and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") (collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) (the "CTi Leaded Products") and BGA packages (the "CTi BGA Products") (collectively, the "CTi Products"). Pfaff has filed a counterclaim alleging that CTi infringes the "Pfaff Leadless Patent" and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent.

     The Company understands that Pfaff has been issued patents for the inventions covered by the Pfaff Leadless Patents in Germany, France, Great Britain, Japan and Malaysia (together with the United States, the "Territory"). Revenue from sales of CTi Leaded Products in the Territory in 1995 was approximately $5.8 million, which represented approximately 23% of the Company's net sales in 1995. Due to a shift in customer base, the Company expects that net sales of CTi Leaded Products in the Territory, both in percentage terms and absolute amount, will decline significantly in 1996 and beyond. The CTi BGA Products are not expected to make a significant contribution to revenues of the Company until years subsequent to 1996.

     The Pfaff Leadless Patent has been the subject of earlier litigation initiated by Pfaff against a burn-in connector manufacturer unrelated to the Company, Wells Electronics, Inc. ("Wells"), in which Pfaff alleged that the manufacture and sale of a wide range of Wells products infringed the Pfaff Leadless Patent. Included among the Wells products covered by the Pfaff litigation was a group of burn-in sockets produced by Wells for certain leaded packages (the "Wells Leaded Products"). The Wells Leaded Products compete directly with CTi Leaded Products and accept similar IC packages. The Company believes that Pfaff may assert in CTi's litigation with Pfaff that Wells Leaded Products are similar in design to CTi Leaded Products. In October 1995, the United States District Court for the Northern District of Texas (the "Texas Court") found certain claims in the Pfaff Leadless Patent to be invalid, but found other claims in the patent not to be invalid and to be infringed by certain Wells products, including the Wells Leaded Products. On December 19, 1995, the Texas Court issued a permanent injunction against the manufacture and sale by Wells of the products found to be infringing. In January 1996, the United States Court of Appeals (Federal Circuit) stayed the injunction, pending appeal, based on its finding that Wells had demonstrated that it is likely to succeed in its contention that the Pfaff Leadless Patent is invalid. The Pfaff BGA Patent was not involved in the Pfaff/Wells litigation.

     The Company believes, based on the advice of counsel, that CTi has meritorious defenses against any claim that CTi Products infringe the Pfaff Patents, and CTi intends to prosecute and defend vigorously its position in its declaratory judgment action and any related or subsequent litigation. Although Wells invoked similar defenses on the Pfaff Leadless Patent in its lawsuit with Pfaff, the Company believes that CTi will be better positioned to present these defenses. There can be no assurance, however, that the Company or CTi will prevail in pending or any future litigation with Pfaff, and an adverse outcome could have a material adverse effect on the financial condition, results of operations and business of the Company. Such adverse effect could include, without limitation, the requirement that CTi pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

Item 2.   Changes in Securities

     On March 26, 1996, the Securities and Exchange Commission declared effective the Company's registration statement relating to the initial public offering of 2,113,280 shares of common stock, of which, 1,100,000 shares were sold by the Company, at an offering price of $11.00 per share. This offering closed on April 1, 1996.

     At a special meeting of the stockholders of the Company on February 7, 1996, the following actions regarding the capital structure of the Company were approved:

     1. The Articles of Organization of the corporation were amended (a) to decrease the par value of the shares of the corporation's common stock from $.10 per share to $.01 per share; (b) to provide that the authorized capital stock of the corporation shall consist of 25,000,000 shares of common stock, $.01 par value per share, and 1,000,000 shares of preferred stock, $.10 par value per share; and (c) to authorize the board of directors of the corporation to issue any and all of the authorized and unissued shares of such common stock and such preferred stock and to establish and designate one or more series of preferred stock and to determine the preferences, voting powers, qualifications and special or relative rights or privileges of each such series; and

     2. A plan of reorganization was adopted whereby each share of common stock, $.10 par value per share, of the corporation issued and outstanding (including shares held by the corporation as treasury shares) as of the close of business on the date of the filing of the Articles of Amendment was changed into twelve (12) fully paid and non-assessable shares of common stock, $.01 par value per share, of the corporation; that all certificates for shares of common stock, $.10 par value per share, of the corporation.

Item 4. Submission of Matters to a Vote of Security Holders

     At a special meeting of the stockholders of the Company on February 7, 1996, the following votes were taken:

     1. The corporation's Articles of Organization were amended to change the name of the corporation to PCD Inc.

                         Shares Voted (pre-split)
                         ------------------------

                                             Abstentions
                                             and broker
               For       Against   Withheld  non-votes
               ---       -------  --------   ----------
             367,461          --        --      15,625

     2. The Articles of Organization of the corporation were amended (a) to decrease the par value of the shares of the corporation's common stock from $.10 per share to $.01 per share; (b) to provide that the authorized capital stock of the corporation shall consist of 25,000,000 shares of common stock, $.01 par value per share, and 1,000,000 shares of preferred stock, $.10 par value per share; and (c) to authorize the board of directors of the corporation to issue any and all of the authorized and unissued shares of such common stock and such preferred stock and to establish and designate one or more series of preferred stock and to determine the preferences, voting powers, qualifications and special or relative rights or privileges of each such series.

                           Shares Voted (pre-split)
                           ------------------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
                      367,461          --          --     15,625

     3. A plan of reorganization was adopted whereby each share of common stock, $.10 par value per share, of the corporation issued and outstanding (including shares held by the corporation as treasury shares) as of the close of business on the date of the filing of the Articles of Amendment was changed into twelve (12) fully paid and non-assessable shares of common stock, $.01 par value per share, of the corporation.

                          Shares Voted (pre-split)
                          ------------------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
                      367,461         --           --     15,625


     At the 1996 annual meeting of the stockholders of the Company on March 8, 1996, the following votes were taken:

     1. Amended and restated articles of organization of the corporation were adopted and approved. (A copy has been previously filed and is incorporated in this report by reference.)

                                  Shares Voted
                                  ------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
                    4,541,532          --          --     67,500

     2. Amended and restated by-laws of the corporation were approved. (A copy has been previously filed and is incorporated in this report by reference.)

                                  Shares Voted
                                  ------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
                    4,541,532          --          --     67,500

     3. The number of directors for the ensuing year was fixed at five.

                                  Shares Voted
                                  ------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
                    4,541,532          --          --     67,500

     4. Five (5) directors were elected to hold office for the terms indicated, as follows:

                                  Shares Voted
                                  ------------

                                                                 Abstentions
                                                                 and broker
                                  For      Against    Withheld   non-votes
                                  ---      -------    --------   -----------
                             4,541,532          --          --     67,500
     Harold F. Faught        4,541,532          --          --     67,500
     Bruce E. Elmblad        4,541,532          --          --     67,500
     C. Wayne Griffith       4,541,532          --          --     67,500
     John L. Dwight, Jr.     4,541,532          --          --     67,500
     Theodore C. York        4,535,532          --       6,000     67,500


                                               Expiration of term:
                                       annual meeting of stockholders
                                                  to be held in
                                       ------------------------------

               Harold F. Faught                      1997
               Bruce E. Elmblad                      1998
               C. Wayne Griffith                     1998
               John L. Dwight, Jr.                   1999
               Theodore C. York                      1999

     5. The 1992 Stock Option Plan, as amended, was approved. (A copy has been previously filed and is incorporated in this report by reference.)

                                  Shares Voted
                                  ------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
         Shares:    4,541,532         --          --     67,500


     6. The PCD 1996 Stock Plan was approved. (A copy has been previously filed and is incorporated in this report by reference.)

                                  Shares Voted
                                  ------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
          Shares:   4,541,532          --          --     67,500


     7. The PCD 1996 Eligible Directors Stock Plan was approved. (A copy has been previously filed and is incorporated in this report by reference.)

                                  Shares Voted
                                  ------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes
                         ---      -------    --------   -----------
          Shares:   4,541,532          --          --     67,500



     8. The selection by the board of directors of the firm of Coopers & Lybrand L.L.P. as the independent auditors of the corporation for the fiscal year ending December 31, 1996 was approved.

                                  Shares Voted
                                  ------------

                                                        Abstentions
                                                        and broker
                         For      Against    Withheld   non-votes

                         ---      -------    --------   -----------
                    4,541,532          --          --    67,500




Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

      3.2*   Restated Articles of Organization of Registrant, as amended.
      3.4*   By-Laws of Registrant, as amended.
     10.3*   Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
     10.4*   Registrant's 1996 Stock Plan and related forms of stock option agreement.
     10.5*   Registrant's 1996 Eligible Directors Stock Plan and related form of stock option agreement.
     11.1    Statement re computation of per share earnings.
     21.1    Subsidiaries of Registrant.
     27.1    Financial Data Schedule.

     * A copy has been previously filed on Form S-1 and is incorporated in this document by reference.

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ended March 30, 1996.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    May 9, 1996              /s/ John L.  Dwight, Jr.
          -----------              ------------------------
                                   John L.  Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    May 9, 1996              /s/ Mary L.  Mandarino
          -----------              ------------------------
                                   Mary L.  Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

Exhibit Index
- - -------------

Exhibit
Number                        Description
- - -------                       -----------

   11.1        Statement re computation of per share earnings.

   21.1        Subsidiaries of Registrant.

   27.1        Financial Data Schedule.