Form 10-Q
period 1996-06-29
PCD INC
filed 1996-08-13
CIK 1007594

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996 or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -------------

Commission file number 0-27744

                            PCD Inc.
     (Exact name of registrant as specified in its charter)

          Massachusetts                      04-2604950
(State or other jurisdiction            (I.R.S. Employer
 of incorporation or organization)      Identification No.)

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

          Yes   X        No
               ---            ---

Number of shares of common stock, $0.01 par value, outstanding at
     August 1, 1996:     5,723,832

                            PCD Inc.

                           FORM 10-Q

                     FOR THE QUARTER ENDED

                         JUNE 29, 1996



     Statements in this report concerning the future financial condition, results of operations and business of the Company are "forward-looking" statements and are inherently uncertain. Actual performance and results are subject to many risk factors, including the Company's dependence on the integrated circuit package industry, the Company's dependence on its principal customers and independent distributors, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry, and the like.






                             PART I

                     FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS

     The Consolidated Balance Sheets (unaudited) at June 29, 1996 and December 31, 1995, the Consolidated Statements of Income (unaudited) and the Consolidated Statements of Cash Flows (unaudited) for the three months ended June 29, 1996 and July 1, 1995 are presented below. The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PCD Inc.
                  CONSOLIDATED BALANCE SHEETS
                   (Condensed and unaudited)
                         (In thousands)

                                          6/29/96      12/31/95
                                          --------     --------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . .$16,114      $ 3,958
  Accounts receivable - trade, net . . . .  4,531        3,564
  Inventory. . . . . . . . . . . . . . . .  2,719        2,867
  Prepaid expenses and other current
  assets. . . . . . . . . . . . . . . . .      66          399
                                          -------      -------
     Total current assets . . . . . . . .  23,430       10,788

Equipment and improvements
  Equipment and improvements. . . . . . .   9,778        8,680
  Accumulated depreciation. . . . . . . .   4,452        3,749
                                          -------      -------
Equipment and improvements, net . . . . .   5,326        4,931
Other assets. . . . . . . . . . . . . . .     233          210
                                          -------      -------
     Total assets . . . . . . . . . . . . $28,989      $15,929
                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade . . . . . . . . $   518      $   686
  Accrued liabilities . . . . . . . . . .   2,664        2,431
                                          -------      -------
  Total current liabilities . . . . . . .   3,182        3,117

Stockholders' equity. . . . . . . . . . .  25,807       12,812
                                          -------      -------
     Total liabilities and
      stockholders' equity. . . . . . . . $28,989      $15,929
                                          =======      =======

          The accompanying notes are an integral part of the condensed, consolidated financial statements.

                            PCD Inc.
               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
             (In thousands, except per share data)


                               Three Months       Six Months
                                  Ended             Ended
                              6/29/96   7/1/95  6/29/96  7/1/95
                              -------   ------- -------  -------
Net sales . . . . . . . . . . $ 7,223   $ 6,260 $14,310  $12,282
Cost of sales . . . . . . . .   4,001     3,339   7,853    6,559
                              -------   ------- -------  -------
  Gross profit. . . . . . . .   3,222     2,921   6,457    5,723
Operating expenses. . . . . .   1,282     1,221   2,776    2,374
                              -------   ------- -------  -------
  Income from operations. . .   1,940     1,700   3,681    3,349
Interest income, net. . . . .     209        16     262       41
                              -------   ------- -------  -------
  Income before income
    taxes . . . . . . . . . .   2,149     1,716   3,943    3,390
Provision for income
  taxes . . . . . . . . . . .     802       706   1,465    1,396
                              -------   ------- -------  -------
Net income. . . . . . . . . . $ 1,347   $ 1,010 $ 2,478  $ 1,994
                              =======   ======= =======  =======

Net income per share. . . . . $  0.21   $  0.20 $  0.42  $  0.40
                              =======   ======= =======  =======

Weighted average number of
  common and common
  equivalent shares
  outstanding . . . . . . . .   6,552     4,930   5,940    4,930
                              =======   ======= =======  =======

          The accompanying notes are an integral part of the consolidated financial statements.

                            PCD Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Condensed and unaudited)
                         (In thousands)

                                             Six Months Ended
                                             6/29/96   7/1/95
                                             -------   -------
Cash from operating activities:
 Net income. . . . . . . . . . . . . . . . . $ 2,478   $ 1,994
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation. . . . . . . . . . . . . . . .    703       565
  Amortization of deferred compensation . . .     29         8
  Changes in operating assets and
  liabilities:
   Accounts receivable - trade, net. . . . .    (967)     (696)
   Inventory . . . . . . . . . . . . . . . .     148      (150)
   Prepaid expenses and other current
   assets. . . . . . . . . . . . . . . . . .     333        28
   Other assets. . . . . . . . . . . . . . .     (23)      (34)
   Accounts payable. . . . . . . . . . . . .    (168)      206
   Accrued liabilities . . . . . . . . . . .     189        92
                                             -------   -------
     Net cash provided by operating
     activities . . . . . . . . . . . . . . .  2,722     2,013

Cash flows from investing activities:
 Purchase of property and equipment . . . . . (1,098)   (1,025)

Cash flows from financing activities:
 Proceeds from public offering. . . . . . . . 10,501         -
 Exercise of common stock options . . . . . .     31         -
 Principal payment under long-term debt
  obligations . . . . . . . . . . . . . . . .      -       (38)
                                             -------   -------
     Net cash provided (used in) financing
      activities. . . . . . . . . . . . . . . 10,532       (38)
                                             -------   -------

Net increase in cash. . . . . . . . . . . . .$12,156   $   950
                                             -------   -------
Cash and cash equivalents at beginning
 of period. . . . . . . . . . . . . . . . . .$ 3,958   $   928
                                             -------   -------
Cash and cash equivalents at end
 of period. . . . . . . . . . . . . . . . . .$16,114   $ 1,878
                                             =======   =======

          The accompanying notes are an integral part of the condensed, consolidated financial statements.

                            PCD Inc.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (June 29, 1996 Unaudited)



Note 1.  BASIS OF PRESENTATION:

     The condensed financial statements for the three months ended June 29, 1996 and July 1, 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 which are included in the prospectus dated March 27, 1996 contained in the Company's registration statement on Form S-1.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and accrued litigation and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual peformance could differ from those estimates and thereby impact future results of operations and financial condition.

     The results of operations for the three-month and six-month periods ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results expected for the full year endng
December 31, 1996.


Note 2.  NET INCOME PER SHARE

     Net income per common share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares outstanding. Common equivalent shares are included in the per share calculation where the effect of their inclusion would be dilutive. Common equivalent shares result when the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve month period preceding the date of the initial filing on February 12, 1996, of the registration statement relating to the Company's initial public offering have been included in the calculation using the treasury stock method at the offering price ($11 per share), as if they were outstanding for all periods prior to January 1, 1996. Fully diluted net income per common share is not materially different from the reported primary net income per share.

Note 3. INVENTORY
                                               (In Thousands)
                                             6/29/96   12/31/95
                                             -------   --------
Inventories
     Raw materials and
       finished subassemblies. . . . . . . . $1,815    $1,945
     Work in process . . . . . . . . . . . .    296       260
     Finished goods. . . . . . . . . . . . .    608       662
                                             ------    ------
       Total . . . . . . . . . . . . . . . . $2,719    $2,867
                                             ======    ======


Note 4.  Public Offering

     On March 26, 1996, the Securities and Exchange Commission declared effective the Company's registration statement relating to the initial public offering of 2,113,280 shares of common stock, of which, 1,100,000 shares were sold by the Company, at an offering price of $11.00 per share. This offering closed on April 1, 1996.





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITI           ON AND RESULTS OF OPERATIONS

SECOND QUARTER 1996

     Net sales for the quarter ended June 29, 1996 were $7.2 million, an increase of 15% from $6.3 million in the year-earlier period. This increase was attributable to expanded sales volume in the avionic terminal blocks and sockets, industrial terminal blocks, and programmable-logic interconnect sockets product categories. The greatest portion of this expansion in volume was derived from higher volume of avionic terminal block and sockets. Demand for the burn-in products has slowed for the second consecutive quarter of 1996 with the softness in the semiconductor market.

     Customer bookings for the quarter ended June 29, 1996 were $7.3 million, up 9% compared to orders of $6.7 million in the year-earlier period. On a comparative basis, the increase in customer orders was due primarily to the resurgence in demand for the avionic terminal block and socket products. The Company ended the quarter with an order backlog of $7.0 million compared to $6.9 million at the end of the first quarter 1996.

     Gross profits in the quarter ended June 29, 1996 amounted to $3.2 million or 44.6% of net sales, compared to $2.9 million or 46.7% of net sales in the year-earlier period. This reduction in gross profit as a percentage of net sales in the quarter from the prior period relates primarily to a shifting product mix from Burn-in to Avionics products and the effect of approximately $0.1 million of tooling sales for application specific product. These tooling sales generate significantly lower than the average gross profit.

     Operating expenses for the three months ended June 29, 1996 were $1.3 million, or 17.7% of net sales, an increase of $0.1 million or 5% compared to expenses of $1.2 million or 19.5% of net sales in the year-earlier period.

     Other income increased to $0.2 million for the second quarter 1996 compared to $0.02 million for the year-earlier period. Other income consists primarily of interest income.

     The effective rate for income taxes for the quarter ended June 29, 1996 declined to 37.3% from 41.1% for the year-earlier period. The effective rate for income taxes was due to the application of the appropriate effective tax rates for each of the state tax jurisdictions in which the Company operates. In addition, PCD established a wholly owned subsidiary which is engaged in holding PCD securities. The structure of this corporation allows for favorable tax treatment in the Commonwealth of Massachusetts.


MATERIAL CHANGES IN FINANCIAL CONDITION

     As of June 29, 1996, the Company had cash and cash equivalents of approximately $16.1 million and working capital of approximately $20.2 million. Cash provided by operating activities totaled $1.5 million for the quarter ended June 29, 1996 compared to $1.2 million in the year-earlier period.

     Capital expenditures were $0.6 million for the second quarter 1996 and are expected to reach $2.2 million by year end, down slightly from $2.5 million last year. The Company projects the level of capital expenditures to attain $3.0 million in 1997.

     Net proceeds of approximately $10.5 million from the sale of 1,100,000 shares of the Company's common stock were received on April 1, 1996, which corresponded to the Company's second fiscal quarter. The Company believes that funds generated from operations together with the net proceeds of the offering and existing cash balances will be sufficient to meet the Company's cash requirements at least through fiscal 1996.

                            PCD Inc.

                            PART II

                       OTHER INFORMATION


Item 1.   Legal Proceeding

     There has been no material change to the information required to be furnished by this item since the date of the Company's previous Quarterly Report on Form 10-Q for the quarter ended March 30, 1996. The information contained in Part II, Item 1 of such Report is hereby incorporated herein by this reference.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.2*   Restated Articles of Organization of Registrant, as
            amended.
     3.4*   By-Laws of Registrant, as amended.
     10.3*  Registrant's 1992 Stock Option Plan and related
            forms of stock option agreement.
     10.4*  Registrant's 1996 Stock Plan and related forms of
            stock option agreement.
     10.5*  Registrant's 1996 Eligible Directors Stock Plan and
            related form of stock option agreement.
     11.1 Statement re computation of per share earnings. 21.1* Subsidiaries of Registrant.
     27.1   Financial Data Schedule.

     *      A copy has been previously filed on Form S-1 (#333-
            1266) and is incorporated in this document by reference.

     (b)    Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ended June 29, 1996.

                      S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PCD INC.
                                   (Registrant)



Dated:    August 13, 1996          /s/ John L. Dwight, Jr.
          ---------------          ------------------------
                                   John L.  Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    August 13, 1996          /s/ Mary L. Mandarino
          ---------------          ------------------------
                                   Mary L.  Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

Exhibit Index
- --------------

Exhibit
Number         Description
- -------        -----------

11.1           Statement re computation of per share earnings.
27.1           Financial Data Schedule.