Form 10-Q
period 1996-09-28
PCD INC
filed 1996-11-12
CIK 1007594

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996 or

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

Number of shares of common stock, $0.01 par value, outstanding at November 1, 1996: 5,793,033

                                    PCD Inc.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                               SEPTEMBER 28, 1996


         Statements in this report concerning the future financial condition, results of operations and business of the Company are "forward-looking" statements which are inherently uncertain. Actual performance and results are subject to many risk factors, including the Company's dependence on the integrated circuit package industry, the Company's dependence on its principal customers and independent distributors, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry, and the like. These factors are set forth in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.


                                     PART I

                              FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

         The Consolidated Balance Sheets (unaudited) at September 28, 1996 and December 31, 1995, the Consolidated Statements of Income (unaudited) and the Consolidated Statements of Cash Flows (unaudited) for the three months ended September 28, 1996 and September 30, 1995 are presented below. The accompanying notes are an integral part of the condensed consolidated financial statements.

                                    PCD Inc.
                           CONSOLIDATED BALANCE SHEETS
                            (Condensed and unaudited)
                                 (In thousands)

                                                               9/28/96        12/31/95
                                                               --------       --------
ASSETS
Current assets:
     Cash and cash equivalents ..........................       $18,125       $ 3,958
     Accounts receivable - trade, net ...................         4,011         3,564
     Inventory ..........................................         2,338         2,867
     Prepaid expenses and other current
     assets .............................................            42           399
                                                                -------       -------
         Total current assets ...........................        24,516        10,788

Equipment and improvements ..............................        10,098         8,680
Accumulated depreciation ................................         4,804         3,749
                                                                -------       -------
         Equipment and improvements, net ................         5,294         4,931
Other assets ............................................           229           210
                                                                -------       -------
         Total assets ...................................       $30,039       $15,929
                                                                =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade ............................       $   352       $   686
     Accrued liabilities ................................         2,544         2,431
                                                                -------       -------
         Total current liabilities ......................         2,896         3,117

Stockholders' equity ....................................        27,143        12,812
                                                                -------       -------
         Total liabilities and
          stockholders' equity ..........................       $30,039       $15,929
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

                                    PCD Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                       Three Months              Nine Months
                                                                          Ended                     Ended
                                                                   9/28/96     9/30/95       9/28/96       9/30/95
                                                                   -------     -------       -------       -------
Net sales ..................................................       $6,222       $6,609       $20,532       $18,891
Cost of sales ..............................................        3,497        3,373        11,350         9,932
                                                                   ------       ------       -------       -------
     Gross profit ..........................................        2,725        3,236         9,182         8,959
Operating expenses .........................................        1,236        1,591         4,012         3,965
                                                                   ------       ------       -------       -------
     Income from operations ................................        1,489        1,645         5,170         4,994
Interest income, net .......................................          217           22           480            63
                                                                   ------       ------       -------       -------
     Income before income
       taxes ...............................................        1,706        1,667         5,650         5,057
Provision for income
  taxes ....................................................          638          689         2,104         2,085
                                                                   ------       ------       -------       -------
Net income .................................................       $1,068       $  978       $ 3,546       $ 2,972
                                                                   ======       ======       =======       =======

Net income per share .......................................       $ 0.16       $ 0.18       $  0.58       $  0.58
                                                                   ======       ======       =======       =======

Weighted average number of
  common and common
  equivalent shares
  outstanding ..............................................        6,569        5,299         6,150         5,081
                                                                   ======       ======       =======       =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    PCD Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Condensed and unaudited)
                                 (In thousands)

                                                    Nine Months Ended
                                                 9/28/96        9/30/95
                                                 -------        -------

Cash from operating activities:
   Net income ............................       $ 3,546        $ 2,972
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation ........................         1,055            854
     Amortization of deferred compensation            43             49
     Tax Benefit from stock options
      exercised ..........................           123             --
     Changes in operating assets and
     liabilities:
       Accounts receivable - trade, net ..          (448)        (1,184)
       Inventory .........................           530           (214)
       Prepaid expenses and other current
       assets ............................           357             47
       Other assets ......................           (19)           (38)
       Accounts payable ..................          (334)           193
       Accrued liabilities ...............           113            700
                                                 -------        -------
         Net cash provided by operating
         activities ......................         4,966          3,379

Cash flows from investing activities:
   Purchase of property and equipment ....        (1,418)        (1,538)

Cash flows from financing activities:
   Proceeds from public offering .........        10,501             --
   Exercise of common stock options ......           118             41
   Principal payment under long-term debt
    obligations ..........................            --            (38)
                                                 -------        -------
         Net cash provided by financing
          activities .....................        10,619              3
                                                 -------        -------

Net increase in cash .....................       $14,167        $ 1,844
                                                 -------        -------
Cash and cash equivalents at beginning
 of period ...............................       $ 3,958        $   928
                                                 -------        -------
Cash and cash equivalents at end
 of period ...............................       $18,125        $ 2,772
                                                 =======        =======



                   The accompanying notes are an integral part
              of the condensed, consolidated financial statements.

                                    PCD Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (September 28, 1996 Unaudited)





Note 1.  BASIS OF PRESENTATION:

         The condensed financial statements for the three months and nine months ended as of September 28, 1996 and September 30, 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 which are included in the prospectus dated March 27, 1996 contained in the Company's registration statement on Form S-1.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets, liabilities and accrued litigation at the date of the financial statements. Actual performance could differ from those estimates and thereby impact future results of operations and financial condition.

         The results of operations for the three-month and nine-month periods ended September 28, 1996 are not necessarily indicative of the results expected for the full year ending December 31, 1996.

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

Note 3. INVENTORY

                                                            (In Thousands)
                                                      9/28/96          12/31/95
                                                      -------          --------
Inventories
         Raw materials and
           finished subassemblies..............        $1,488           $1,945
         Work in process.......................           398              260
         Finished goods........................           452              662
                                                       ------           ------
           Total...............................        $2,338           $2,867
                                                       ======           ======

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the quarter ended September 28, 1996 were $6.2 million, a decrease of 6% from $6.6 million in the year-earlier period. This decrease was attributable to the summertime shutdown by a number of our customers as well as our own scheduled one week vacation plant closing. In the two previous third quarters, PCD did not experience this seasonality due to the exceptionally high rate of growth in the semiconductor market. This year, however, the seasonality was not offset due to weak demand in the semiconductor market.

         Net sales for the nine months ended September 28, 1996 were $20.5 million, an increase of 9% from the comparable nine month period in 1995. This increase was attributable to expanded sales volume in the avionic terminal blocks and sockets, industrial terminal blocks, and programmable-logic interconnect sockets product categories.

         Net income for the quarter rose 10% to $1.1 million from $1 million in the third quarter of 1995. Net earnings were $0.16 per share, compared with $0.18 per share for the same period a year ago. Net income for the nine months ended September 28, 1996 was $3.5 million, an increase of 19% from the comparable nine month period in 1995. Net earnings were $0.58 per share, compared with $0.58 per share for the same period a year ago.

         Incoming orders for the quarter ended September 28, 1996 were $6.7 million, down 13% compared to orders of $7.7 million in the year-earlier period and down 8% over the immediately preceding quarter. The Company ended the quarter with an order backlog of $7.5 million, compared to $7.0 million at the end of the second quarter 1996.

         Gross profit declined from $3.2 million, or 49% of net sales in the previous corresponding quarter to $2.7 million, or 43.8% of net sales, which reflects the change to a heavier concentration of avionic and industrial sales and reduced overhead absorption. The current composition of customer orders and backlog indicate that this profit margin may only slightly improve in the fourth quarter. For the nine months ended September 28, 1996, gross profit decreased to 44.7% of net sales, or $9.2 million, from 47.4% of net sales, or $9.0 million from the year-earlier period. This decrease in the percentage of net sales is attributable to three factors: a shifting product mix from Burn-in to Avionics products; the effect of approximately $0.1 million of tooling sales for application-specific product (these tooling sales generate significantly lower than the average gross profit); and to a one-time expense for a design change to a non-standard product in the burn-in socket product category.

         Operating expenses for the quarter ended September 28, 1996 were $1.2 million, or 19.9% of net sales, a decrease of $0.4 million, compared to expenses of $1.6 million or 24.1% of net sales in the year-earlier period. This reduction is the result of significant professional fees associated with pending patent litigation in the prior comparable period and cost reductions in response to the lower volume due to seasonal and product line slowdowns in this quarter. For the nine months ended September 28, 1996, operating expenses were $4.0 million, or 19.5% of net sales compared with $4.0 million, or 21.0% of net sales in the year-earlier period.

         Other income for the third quarter and nine months increased to $0.2 million and $0.5 million in 1996 from $0.02 million and $0.06 million in 1995, respectively. Other income consists primarily of interest income which increased as of result of increased cash balances.

         The effective rate for income taxes for the quarter ended September 28, 1996 declined to 37.4% from 41.3% for the year- earlier period. The effective rate for income taxes was due to the application of the appropriate effective tax rates for each of the state tax jurisdictions in which the Company operates. In addition, PCD established a wholly-owned subsidiary which is engaged in holding PCD securities. The structure of this corporation allows for favorable tax treatment in the Commonwealth of Massachusetts.

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of September 28, 1996, the Company had cash and cash equivalents of approximately $18.1 million and working capital of approximately $21.6 million compared to $3.9 million in cash and $7.6 million in working capital as of December 31, 1995. Cash provided by operating activities totaled $5.0 million for the nine month period ended September 28, 1996 compared to $3.4 million in the comparable year-earlier period.

         Capital expenditures were $0.3 million for the third quarter 1996 and are expected to reach $2.1 million by year end, down slightly from $2.5 million last year. The Company projects the level of capital expenditures to attain $3.0 million in 1997. The company believes that existing cash and cash equivalents and funds from operations will satisfy the company's working capital and capital expenditure needs for at least the next twelve months.

                                    PCD Inc.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceeding

         There has been no material change to the information required to be furnished by this item since the date of the Company's previous Quarterly Report on Form 10-Q for the quarter ended June 29, 1996. The information contained in
Part II, Item 1 of such Report is hereby incorporated herein by this reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


         11.1   Statement re computation of per share earnings.

         27.1   Financial Data Schedule.


         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the period ended September 28, 1996.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PCD INC.
                                          (Registrant)



Dated:         , 1996                     /s/ John L. Dwight, Jr.
                                          ------------------------
                                          John L. Dwight, Jr.
                                          Chairman of the Board, Chief
                                          Executive Officer and
                                          President (Principal Executive
                                          Officer)

Dated:         , 1996                     /s/ Mary L. Mandarino
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

Exhibit Index

Exhibit
Number                     Description


11.1                       Statement re computation of per share earnings.

27.1                       Financial Data Schedule.