Form 10-K
period 1996-12-31
PCD INC
filed 1997-03-28
CIK 1007594

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10-K

(Mark One)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

                 Commission file number: 0-27744


                            PCD Inc.
     (Exact name of registrant as specified in its charter)

          Massachusetts                     04-2604950
(State or other jurisdiction             (I.R.S. Employer
 of incorporation or organization)       Identification No.)

                       2 Technology Drive
                         Centennial Park
                     Peabody, Massachusetts
            (Address of principal executive offices)

                           01960-7977
                           (Zip Code)

Registrant's telephone number, including area code: 508-532-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
 Form 10-K. / /

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $90,554,645 as of February 26, 1997, based upon the closing sale price on Nasdaq for that date.

There were 5,889,733 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding as of February 26, 1997.


               DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 1997. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                             PART I

ITEM 1. BUSINESS

FORWARD LOOKING INFORMATION

   Statements in this report concerning the Company's future revenues, profitability, financial resources, product mix, market demand and product development and other statements in this report concerning the future results of operations, financial condition and business of the Company are forward-looking statements made pursuant to the safe harbor provisions of the Securities Exchange Act of 1934, as amended. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to:

   DEPENDENCE ON PRINCIPAL CUSTOMERS. Altera Corporation ("Altera"), a provider of high performance, high density programmable-logic devices, has been the Company's largest customer since 1994. Altera accounted for 17.4%, 16.6% and 15.3% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Substantially all of the Company's sales of production/PLD sockets (formerly known as programmable-logic interconnect sockets or "PLIS") during this period have been to Altera. The Company has no agreement with Altera providing minimum purchase obligations, and there is no assurance that Altera will purchase the Company's products beyond those covered by released purchase orders. The loss of, or significant decrease in, business from Altera for any reason would have a material adverse effect on the financial condition, results of operations and business of the Company.

   DEPENDENCE ON SEMICONDUCTOR INDUSTRY. The Company's burn-in sockets and production/PLD sockets are used by either producers or testers of integrated circuits ("ICs") and OEMs. For the year ended December 31, 1996, the Company derived 37.6% of its net sales from these products. The Company's future success will depend in significant part on the vitality of the related IC package industry. Historically, this industry has been driven by both the technology requirements and unit demands of the semiconductor industry. Depressed general economic conditions and cyclical downturns in the IC industry have had an adverse economic effect on the IC package industry and the related burn-in socket and production/PLD markets. In addition, the product cycle of existing IC package designs and the timing of new IC package development and introduction can affect the demand for burn-in sockets and production/PLD sockets. Reduced demand for ICs and their related packages would have a material adverse effect on the financial condition, results of operations and business of the Company.

   FLUCTUATIONS IN OPERATING RESULTS. The variability of the level and timing of orders from, and shipments to, major customers may result in significant fluctuations in the Company's quarterly results of operations. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. Cancellations, reductions or delays in orders by a customer or groups of customers could have a material adverse effect on the financial condition, results of operations and business of the Company. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors may include, among other things, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, shifts in the Company's product mix and changes or anticipated changes in economic conditions. In addition, it is not uncommon in the electronic connector industry for results of operations to display a seasonal pattern of declining revenues in the third quarter of the calendar year. Although the Company's results of operations did not display this pattern in the years ended December 31, 1995 and 1994, it did occur in 1996 and it is likely that this pattern will present itself in the future. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have a material adverse impact on the Company's results of operations for the quarter. Results of operations for any period should not be considered indicative of the results to be anticipated for any future period.

   TECHNOLOGICAL EVOLUTION. The rapid technological evolution of the electronics industry requires the Company to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost-effective basis. In particular, the Company must target its development of burn-in and production/PLD sockets based on which next generation IC package designs the Company expects to be successful. The Company must manage transitions from products using present technology to those that utilize next generation technology in order to maintain or increase sales and profitability, minimize disruptions in customer orders and avoid excess inventory of products that are less responsive to customer demand. The failure of the Company to respond to changes in industry standards and customer needs, develop and introduce new products and manage product transitions would have a material adverse effect on the financial condition, results of operations and business of the Company.

   MANAGEMENT OF GROWTH. The Company has grown rapidly in recent years. A continuing period of rapid growth could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operation and business of the Company.

   PROPRIETARY TECHNOLOGY AND PRODUCT PROTECTION. The Company's success depends in part on its ability to maintain the proprietary and confidential aspects of its products as they are released. The Company seeks to use a combination of patents and other means to establish and protect its proprietary rights. There can, however, be no assurance that the precautions taken by the Company will be adequate to protect the Company's technology. In addition, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents or other proprietary rights that cover or affect products that perform functions similar to those performed by products offered by the Company. There can be no assurance that, in the future, the Company's products will not be held to infringe patent claims of its competitors, or that the Company is aware of all patents containing claims that may pose a risk of infringement by its products. The inability of the Company for any reason to protect existing technology or otherwise acquire such technology could prevent distribution of the Company's products, having a material adverse effect on the financial condition, results of operations and business of the Company.

   PATENT LITIGATION. The Company became aware of patent infringement actions brought by Wayne K. Pfaff, an individual residing in Texas ("Pfaff"), against Wells Electronics, Inc., a burn-in connector manufacturer unrelated to the Company that offers certain products in competition with the Company's products. One of these actions is still pending. On August 21, 1995, the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action against Pfaff and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, seeking a declaratory judgment to the effect that two United States patents issued to Pfaff are invalid and are not infringed by CTi. Pfaff has filed a counterclaim alleging that CTi infringes Pfaff's patent that relate to certain burn-in sockets for leadless IC packages and has requested an award of damages. Pfaff has also sought a permanent injunction against further infringement by CTi of the above referenced patent. Pfaff may also, at any time, seek an injunction against the manufacture and sale in the United States of certain CTi products. There can be no assurance that this litigation will be resolved without material adverse effect on the financial condition, results of operations and business of the Company.

   COMPETITION. The electronic connector industry is highly competitive and fragmented, with over 1,500 manufacturers worldwide. The Company believes that competition in its targeted segments is primarily based on design, responsiveness, quality, price, reputation and reliability. The Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully would have a material adverse effect on the financial condition, results of operations and business of the Company.

   CONTROL BY EXISTING STOCKHOLDERS. The current officers, directors and principal stockholders of the Company beneficially own approximately 54.6% of the outstanding shares of the Common Stock of the Company as of December 31, 1996. Accordingly, such persons, if they act together, will have effective control over the Company through their ability to control the election of directors and all other matters that require action by the Company's stockholders, irrespective of how other stockholders may vote. Such persons could prevent or delay a change in control of the Company which may be favored by a majority of the remaining stockholders. Such ability to prevent or delay such a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

   DEPENDENCE ON KEY PERSONNEL. The Company is largely dependent upon the skills and efforts of John L. Dwight, Jr., its Chairman of the Board, Chief Executive Officer and President, Jeffrey A. Farnsworth, its Vice President and General Manager -- CTi, and other officers and key employees. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the financial condition, results of operations and business of the Company.

   DEPENDENCE UPON INDEPENDENT DISTRIBUTORS. Sales through such distributors accounted for 28.1%, 35.7% and 37.4% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's agreements with its independent distributors are nonexclusive and may be terminated by either party upon 30 days written notice, provided that if the Company terminates the agreement with an independent distributor, the Company will be obligated to purchase certain of such distributor's pre-designated unsold inventory shipped by the Company within an agreed-upon period prior to the effective date of such termination. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's business, results of operations and financial condition. The Company grants to its distributors limited inventory return and stock rotation rights. The Company has not historically experienced any significant product returns, and the Company is not aware of any factor that is likely to cause this pattern to change. However, in the event the Company's distributors were to increase their general levels of inventory of the Company's products, the Company could face an increased risk of product returns from its distributors. There can be no assurance that the Company's historical return rate will remain at a low level in the future or that such product returns will not have a material adverse effect on the Company's financial condition, results of operations and business.

   PRODUCT LIABILITY. The Company's products provide electrical connections between various electrical and electronic components. Any failure by the Company's products could result in claims against the Company. Except with respect to avionics products, the Company does not maintain insurance to protect against possible claims associated with the use of its products. A successful claim brought against the Company could have a material adverse effect on the financial condition, results of operations and business of the Company. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to product liability claims.

   ENVIRONMENTAL COMPLIANCE. The Company is subject to a wide range of environmental laws and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. A failure by the Company to comply with present or future laws and regulations could subject it to future liabilities or the suspension of production. Such laws and regulations could also restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or incur other significant expenses.


GENERAL

   PCD Inc. designs, manufactures and markets electronic connectors to defined niche markets in semiconductor, industrial equipment, and avionic industries worldwide. Headquartered in Peabody, Massachusetts, PCD focuses on four distinct product categories: industrial terminal blocks, avionic control connectors, burn-in sockets, and production/PLD sockets. The Company employs a carefully targeted approach to product development and marketing, focusing on the key segments of each market which meet its growth and profit objectives. Looking forward, the Company intends to use this strategy to further develop its product base in existing markets as well as to identify and expand into additional select electronic connector market.

   Industrial terminal blocks are used in industrial equipment systems that require input/output ("I/O") connectors to link the rugged electrical environment of operating equipment to the electrical environment of controllers and sensors.

   Avionic control connectors perform the same function as industrial connectors, but are designed and built to operate in the harsher environment and meet more critical performance requirements of avionics applications.

   Burn-in sockets, targeted at the semiconductor market, are specially-designed devices that connect ICs to printed circuit boards during burn-in, a testing process that is a critical step in the production of ICs.

   Production/PLD sockets target broader applications within the semiconductor market. They are used to facilitate the handling and programming of high performance, high density programmable-logic devices and interconnect ball grid array ("BGA") packages to printed circuit boards in production applications.

   The Company believes it is benefitting from four trends affecting the electronics industry: (i) the increasing complexity of ICs and evolution of IC package designs, which favor growth in PCD's burn-in socket market; (ii) time to market pressures and the resulting growth in programmable-logic devices ("PLD"), which foster greater demand in PCD's production/PLD socket market;
(iii) the growing use of increasingly complex electronic controllers and sensors in industrial and avionics applications, which benefits PCD's industrial equipment and avionics markets; and (iv) the resurgence in the demand for both regional and large transport commercial aircraft.



BACKGROUND

   Electronic connectors are essential and pervasive links within all electronic systems and are found in virtually every product utilizing electronics, including computers and peripherals, VCRs, appliances, airplanes, automobiles, medical instruments, cellular telephones and controllers of industrial equipment. Electronic connectors enable an electrical current or signal to pass from one part of an electronic system to another part of the system by linking wires, cables, printed circuit boards and other electronic components to each other and to related equipment within the system.

   The electrical and electronic systems which utilize these connectors have become increasingly widespread and complex, in part, as a result of increased automation of business systems and manufacturing equipment. Consequently, the electronic connector industry has grown in size and electronic connectors have become more sophisticated.

   The growth in the electronics industry has resulted in equipment manufacturers placing greater demands for service and product complexity on the manufacturers of component parts, including electronic connectors. Demand for smaller yet more powerful products has resulted in continued improvements in electronic systems in general and electronic connectors in particular. Product cycles continue to shorten and, as equipment manufacturers seek to reduce inventory and contend with pressures to keep up with new product innovations, time to market becomes increasingly important. The growing demands for electronic connector complexity, coupled with reduced product development cycles and delivery lead times, create a need for closer cooperation between connector suppliers and equipment manufacturers, often leading to new connector requirements and market opportunities.

   The electronic connector market is both large and broad. Bishop & Associates, a leading electronic connector industry market research firm, projects the total 1997 worldwide market at $21.7 billion. Market fragmentation is evidenced by the fact that an industry market analyst cites over 1,500 total suppliers. While many of these companies produce connectors which are relatively standard and often produced in large quantities, a substantial portion of the industry is comprised of companies which produce both proprietary and standard products in relatively low volumes for specialized applications. An industry analyst has identified over 900 separate electronic connector product lines presently offered in the marketplace.

   The following table sets forth the relative percentages of the Company's total net sales attributable to the Company's product categories for the periods indicated:

                                      Years Ended December 31,
                                      ------------------------
                                       1996     1995     1994
                                      ------   ------   ------
Product Categories
------------------
Industrial terminal blocks             22.5%    16.5%    25.0%
Avionics terminal blocks and sockets   39.9     30.8     39.9
Burn-in sockets                        20.2     35.7     19.8
Production/PLD sockets                 17.4     17.0     15.3
                                      -----    -----    -----
     Total                            100.0%   100.0%   100.0%
                                      =====    =====    =====

   The Company markets its products on a worldwide basis and currently sells to its customers directly or through U.S. and foreign distributors in major electronics markets. International sales, which consist of export sales and sales to foreign customers through U.S. distributors, were 22.1%, 28.0%, and 12.5% in the years ended December 31, 1996, 1995 and 1994 respectively.

   PCD focuses its products and sales efforts in the selected key markets listed below.

   INDUSTRIAL EQUIPMENT MARKET: The industrial equipment market is comprised of a broad range of control, measurement and manufacturing equipment. Terminal blocks are most commonly used in this equipment to provide an electrical link between discrete functions, such as monitoring and measuring, and controlling devices, such as programmable-logic controllers ("PLCs"), stand-alone PCs and single function controllers. The use of terminal blocks has increased as electronic controllers and sensors in the industrial environment have evolved to control more complex, multi-function activities. In addition to increasing in number, these controllers and their connectors are becoming smaller and are being configured in increasing variations.

   PCD is benefitting from the proliferation of factory automation and the embedded electronics which control manufacturing processes. This trend has spurred demand not only for increased unit volume of terminal blocks but also for connectors with higher density and greater diversity of configurations.

AVIONICS MARKET: The avionics market requires a diverse range of electronic connectors that are designed and manufactured specifically for avionics applications. Over the last few years, commercial aircraft applications have represented an increasingly important part of this market. The Company participates in selected areas of this market with terminal blocks and sockets that perform the same function as its industrial connectors but are designed to operate in the harsher environment and meet the more critical performance requirements of avionics applications.

BURN-IN MARKET: The burn-in process seeks to uncover latent defects by exposing an Integrated Circuit to controlled stresses which simulate the first several hundred hours of operation. During the test, the IC is secured in a burn-in socket, a high temperature electro-mechanical interconnect device,
which is a permanent fixture on the burn-in printed circuit board.   After the
test is completed, the IC must be removed from the socket. PCD's sockets are designed to withstand elevated temperature and to permit easy insertion/removal of the IC before and after the test.

   The market strategy for PCD's burn-in sockets focuses on aggressive product development and penetration of worldwide markets. The Company's product development is directed at surface-mount, high lead count packages. The primary product direction has been in quad flat pack ("QFP") burn-in sockets. In 1996, a total of 10 new QFP product configurations were added. PCD now has one of the largest offerings of this product worldwide with more than 50 different configurations.

   PCD's Ball Grid Array burn-in socket was introduced in late 1996. This product uses state-of-the-art, open top socket technology and provides end users with the industry's lowest applied cost. The industry's BGA package is a high-density array using solder balls for its interconnect point instead of the traditional perimeter-leaded interconnect. This package, which is still in its introductory phase, is meeting with wide acceptance throughout the semiconductor industry. Typical applications where this industry package is most competitive are surface-mount devices of more than 100 leads where data transmission speed and package size are important considerations. It is the Company's strategy to greatly expand its offering of BGA burn-in sockets in 1997 in the event that the expected customer demand materializes.

PRODUCTION/PLD MARKET: Production sockets are used by OEMs to achieve flexibility in the assembly process, facilitate upgrades by the end customer and reduce integrated circuit inventories and related expenses. The current North American market for production sockets is more than $400 million.

   PCD's strategy in this market is to leverage the knowledge gained in developing burn-in sockets by transferring it into production sockets for specific niches. Production sockets differ from their burn-in counterparts in that they are used in far greater quantities, have a lower selling price and are constructed of lower temperature materials. Our initial product in this market is a socket/carrier system used by Altera in conjunction with their complex programmable-logic devices.

   The Altera carrier/socket system is used for the handling, programming and onboard electrical and mechanical prototyping of PLDs. The system consists of a carrier, programming socket, and development socket. The demand for these products experienced significant fluctuations during 1996, but for the year achieved single-digit growth.

   A production BGA socket, which uses the same basic technology as the burn-in BGA socket, was introduced in early 1997. The patented, surface mount production BGA socket has a low profile design and features zero insertion force for ease of use. This design will accommodate the majority of package configurations available in the market today.

STRATEGY

   The Company's strategy is to identify and expand into selected electronic connector markets where it can establish a position of leadership. The Company intends to expand its presence in the markets in which it participates through internal investment in product development and possible strategic acquisitions of established manufacturers. The elements of the Company's strategy are:

   -SELECTION OF KEY MARKETS: The Company actively identifies and pursues areas of the electronic connector market which have the following characteristics: demand for electronic connectors with relatively high engineering content, high degree of customer interface, changing technology, significant growth opportunities and a market size appropriate to the Company's resources. Strategic market selection has contributed to the Company's compound growth rate in sales of 28% since 1994.

   - AGGRESSIVE PRODUCT DEVELOPMENT WITH MARKET LEADERS: The Company seeks to anticipate evolving market requirements and capitalize on its design capabilities to rapidly develop products to meet those needs. The Company works directly with customers, typically the market leaders, early in the design stage of their new product development to create proprietary products with industry-wide potential. In order to rapidly exploit new product opportunities and reduce product development lead time, the Company has introduced concurrent engineering, solid model design capability and the use of computer-generated prototype models in its development efforts. The Company realized approximately 43% of its net sales in 1996 from products introduced in the last five years.

   - CUSTOMER RESPONSIVENESS/SHORT DELIVERY CYCLE: The Company believes that responding quickly to customers is a critical competitive factor in the markets in which it participates. Increasing emphasis on inventory reduction and shorter, more frequent production runs has reduced the delivery lead times required by customers. The Company believes it generally has the shortest lead times in the markets it serves, and its strategy is to maintain and leverage its leadership position. Across all our markets, PCD's on-time percentage increased to a record 95%.

   - BEST COST, HIGH QUALITY PRODUCTION: In the markets in which the Company competes, high quality is a prerequisite. The Company's goal is to be the best cost producer in each of these markets while maintaining high quality. The Company strives for continuous cost reduction and monitors its progress closely throughout the year. As part of this program, engineering and manufacturing work closely together from the inception of all new product programs. As a result, gross profit as a percentage of sales for 1996 was 46.2%.

   - PENETRATION OF WORLDWIDE MARKETS: The Company has recently placed greater emphasis on marketing its products on a worldwide basis and currently sells to its foreign customers directly and through U.S. and foreign distributors. As a result, 22% of sales in 1996 were for customers outside the United States.


PRODUCTS AND APPLICATIONS

   The Company markets electronic connector products in four product categories, each targeting a specific market. These product categories are: industrial terminal blocks, avionic control connectors, burn-in sockets, and production/PLD sockets. The products offered within each product category can be characterized as either proprietary, application-specific or industry standard, as described below.

   Proprietary connectors are unique Company designs, but are introduced and sold to a broad market rather than a single customer.

   Application-specific connectors are products which are designed and developed for a specific application, normally for one customer. They can also subsequently be developed into proprietary product lines.

   Industry standard connectors are normally produced in accordance with a relatively detailed industry or military design and performance specifications, and sold to the broad market to which those specifications relate.

  The Company markets over 3,500 products in a wide variety of product lines. The Company introduced three important product lines: FlexiPlug™, BGA burn-in socket, and BGA production sockets.

INDUSTRIAL TERMINAL BLOCKS

   Terminal blocks are most commonly used in industrial equipment to provide an electrical link between discrete functions, such as monitoring and measuring, and a controlling device. The Company's terminal blocks are targeted at the industrial and process control markets and such affiliated markets and applications as environmental control systems, food and beverage preparation, motor controls, machine tools, robotics, instrumentation and test equipment.

   Terminal blocks are used in applications where I/O power or signal wires are fed into a PLC or similar (and often simpler) control system, and a connector is required to interface between the electrical environment of relatively heavy wires and the electronic environment of controllers and sensors. The Company's terminal blocks connect to and capture the wires in screw-clamp terminations, and interface with printed circuit boards in a variety of manners. The Company concentrates on five major product lines within this market: pluggable terminal blocks, fixed mount terminal blocks, edgecard terminal blocks, high density terminal blocks and application-specific terminal blocks. Application-specific terminal blocks are developed for customers who are of strategic importance to the Company, represent significant potential volume and are recognized market leaders.

AVIONICS TERMINAL BLOCKS AND SOCKETS

   Avionics terminal blocks perform the same function as industrial terminal blocks, linking discrete wires that are individually terminated to a connector. However, avionics terminal blocks are designed to withstand the harsher environment and far more critical operating requirements to which they are subject. The primary differences are that: contacts are gold plated; wires are terminated by the crimped (metal deformation) technique rather than screw clamps; and individual wires are installed and removed from the connector through use of spring actuated locking devices. The avionics connectors are normally completely environmentally sealed through use of a silicon elastomer sealing grommet or are designed to operate in a sealed compartment.

   The Company concentrates on three major product lines in the avionics market:

   RELAY SOCKETS: Relay sockets are used throughout aircrafts as a means to facilitate installation, repair and maintenance of electro-mechanical relays which are utilized for a wide variety of control purposes ranging from main control circuits to landing gear.

   JUNCTION MODULES: Junction modules are environmentally sealed, airborne terminal blocks.

   APPLICATION-SPECIFIC AVIONICS CONNECTORS: Application-specific junction modules have been developed in conjunction with Boeing Commercial Aircraft for use on the 737-747-757-767 series of commercial aircraft; and with Douglas Aircraft Company for the MD11 and C17 aircraft. Application-specific relay sockets are marketed to Boeing subcontractors for the 777 commercial aircraft program and to Douglas for the MD11 and C17 aircraft.

BURN-IN SOCKETS

   Burn-in testing attempts to uncover latent defects by exposing an IC to controlled stresses which simulate the first several hundred hours of operation. During the test, the IC is secured in a socket, an electro-mechanical interconnect, which is a permanent fixture on the burn-in printed circuit board. After the test is completed, the IC must be removed from the socket. The socket is designed to permit easy insertion and removal of the IC before and after the test.

   ICs are generally encased in a plastic or ceramic package to protect the device and facilitate its connection with other system components. The IC package industry offers a wide variety of evolving package designs. New package designs are driven by the need to accommodate the increasing complexity and higher lead counts of ICs. Each unique IC package configuration requires a burn-in socket that corresponds to the package's specific characteristics. One of the most prevalent packages is the quad flat pack.

   QUAD FLAT PACK SOCKETS: The QFP is a plastic package with leads on four sides. It is used for high lead count surface mount applications and is characterized by lead counts typically ranging between 44 and 304 leads. The QFP is currently a predominant and rapidly growing technology for packaging of leading edge ICs used in microprocessor, communication and memory applications.

   In 1992, the Company introduced a burn-in socket targeted at a leading edge package known as the thin quad flat pack ("TQFP"). The Company built on its success with TQFP sockets by introducing a QFP socket in 1993. The Company currently produces over 50 distinct sockets to accommodate a wide variety of QFP packages.

   Industry analysts estimate the QFP package has in excess of 20% of the surface mount market. Further, these analysts project that as pin counts increase, the market for QFP packages should grow at annual growth rates in excess of 20% over the next five years. The Company believes that its broad product line, superior customer support, just-in-time manufacturing and flexible, cost effective design capacity positions it favorably to participate in this projected growth.

   SMART POWER SOCKETS: Smart power devices have both logic and discrete functions on the same silicon die, and are widely used in automotive (antilock braking systems, airbags), major appliance and electric power conditioning applications. Due to the critical nature of their end use environment, smart power devices are required to be highly dependable and the majority undergo extended production burn-in testing prior to being used by the end customer.

   The Company believes it currently has the industry's most extensive smart power socket product line, which includes sockets for both through hole and surface mount package applications. In addition, the Company provides the industry's only family of zero insertion force smart power sockets. These are used in volume on fully automated IC assembly lines. The Company also sells sockets for more mature single function devices.

   BALL GRID ARRAY SOCKETS: The BGA is a high density array package using solder balls for its interconnect point instead of the traditional perimeter-leaded interconnect. The BGA package is in the introductory phase and is meeting with wide acceptance throughout the semiconductor industry. The typical applications where it is most competitive are surface mount packages over 100 leads where data transmission speed and package size and weight are important considerations. During the fourth quarter of 1996, the Company introduced and shipped the first in a series of top loaded burn-in sockets which accept the BGA package.

   Industry analysts estimate that the BGA package will grow at a compound growth rate of 66% through the year 2000 and that it will surpass the present commonly used pin grid array package ("PGA") in total unit volume by 1998.

PRODUCTION/PLD SOCKETS

   With the introduction of the production BGA socket in early 1997, the Company has expanded its product offering of production/PLD sockets. Burn-in sockets are used to test and verify the IC, whereas the production sockets are used by the manufacturer as a means of attaching the IC to the printed circuit. Production sockets differ from burn-in in that they are used in far higher volume, have a lower selling price and are construed of different materials. They do not have to withstand the high temperatures or high number of insertions or withdrawals of the burn-in sockets. The main reasons that these types of sockets are used by the manufacturer is flexibility in the assembly process, ease of replacement by the end customer, reduction in inventory of expensive IC components and protection against thermal mismatch.

   The market potential for this product is a multiple of the market potential of the burn-in socket. Although the Company believes it has a superior technical product, it has no experience in distributing this type of product and the present sales and marketing resources will not be adequate to make a major success of this product.

   The Company jointly developed, manufactures, and is the sole supplier of application-specific production/PLD sockets for Altera, a producer of high performance, high density programmable-logic devices. Substantially all of the Company's sales of production/PLD sockets have been to Altera. This product line consists of device carriers, programming sockets and development sockets for five different device configurations.

   DEVICE CARRIER: One of the major means of packaging Altera's high performance, high density programmable-logic device is the QFP. The molded plastic carrier sheaths the QFP packaged device completely, supporting and segregating each lead in a separate molded cavity. The carrier fits over the device, protecting the leads, and provides a means to interconnect to a programming socket.

   PROGRAMMING SOCKET: The programming socket is a zero insertion force socket which accepts the carrier-protected QFP programmable logic device. Once it is placed in the programming socket, the device can be electronically reconfigured.

   DEVELOPMENT SOCKET: After the device has been programmed, the carrier is inserted into a development socket. A development socket is a surface-mountable socket that can be mounted on either a pre-production or a production board. A unique feature of the development socket is that the socket and the QFP device have identical footprints. This feature allows a seamless transfer from prototype to production without requiring costly and time intensive re-design of the printed circuit board.



CUSTOMERS

   In 1996, the Company's products were sold to over 1,000 customers in a wide range of industries and applications in its target markets. Roughly 40% of these customers are serviced by the Company on a direct basis, and the balance are handled through a combination of direct sales and a U.S. and international network of authorized stocking distributors. One customer accounted for approximately 17.4%, 16.6% and 15.3% of the Company's net sales in 1996, 1995 and 1994, respectively. A second customer accounted for approximately 13.4% and 10.3% of the Company's sales in 1995 and 1994, respectively. International sales increased to 22.1% in 1996 from 12.5% in 1994.


SALES AND MARKETING

   The Company distributes its products through a combination of its own dedicated direct sales forces, a worldwide network of manufacturers representatives and authorized distributors. The Company maintains separate sales forces for the burn-in and production/PLD markets, and for the industrial equipment and avionics markets. The Company generally uses its direct sales forces and manufacturer representatives for large customers, new product introductions and application-specific products and uses its authorized distributors for smaller and medium-sized customers of standard and proprietary products. The Company's sales and marketing program is focused on maintaining and achieving close working relationships with its customers early in the design phase of the customer's own product development.


COMPETITION

   The markets in which PCD operates are highly competitive, and the Company faces competition from a number of different manufacturers. The principal competitive factors effecting the market for the Company's products include design, responsiveness, quality, price, reputation and reliability. The Company believes that it competes favorably on these factors.

  Generally, the electronic connector industry is competitive and fragmented, with over 1,500 manufacturers worldwide. Competition among manufacturers of application-specific connectors in the industrial terminal blocks market is particularly fragmented and depends greatly on the customer, market and specific nature of the requirement. Competition is similarly fragmented in the avionics market, but there are fewer competitors due to the demanding nature of the military and customer specifications which control much of the markets and the cost and time required to tool and qualify military standard parts. Competition in the burn-in market, however, is highly concentrated among a small number of significant competitors. The production/PLD market consists of two products; the sockets PCD produces exclusively for Altera and their franchised distributors for which there is no known competition and the BGA production sockets which are in a new and evolving market. At this time there are a number of companies that are attempting to enter the production socket market, however, there is no clearly identified competitor. In each of the markets in which the Company participates, the Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully could have a material adverse effect on the financial condition, results of operations and business of the Company.


BACKLOG

   The Company defines its backlog as of any date as orders that are scheduled for delivery within 12 months from such date. The Company estimates that its backlog of unfilled orders was approximately $7.3 million and $6.2 million at December 31, 1996 and 1995, respectively. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in manufacturing strategy and variations in demand for customer products due to, among other things, introductions of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Based on anticipated future volumes, the Company makes other significant decisions regarding the level of business it will accept, the timing of production and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay purchase orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. For these reasons, backlog may not be indicative of future demand or results of operations.

MANUFACTURING AND ENGINEERING

   The Company is vertically integrated from the initial concept stage through final design and manufacturing with regard to the key production processes which the Company believes are critical to product performance and service. These processes include precision stamping, plastic injection molding and automated assembly. The Company believes that this vertical integration allows the Company to respond to customers quickly, control quality and reduce the time to market for new product development.

   The Company seeks to reduce costs in its manufacturing fabrication and assembly operations through formalized cost savings programs. Complementary programs are dedicated to maximizing the return on capital investments and reducing overhead expense.

   The Company believes it is a leader in its target markets in delivery responsiveness. The introduction of just-in-time "JIT" manufacturing, inventory control techniques and quick-change, in-house production tooling have substantially reduced delivery lead times. Production cells operate under a JIT pull system, with customer orders assembled as received. An additional advantage of JIT manufacturing is the almost complete elimination of rework. Shop floor orders are not handled in bulk and are relatively small, and problems are resolved as they occur, rather than through an extended production run.

   In late 1994, the Company transferred a portion (approximately 4% by revenue volume of product in 1996 and 6% in 1995) of its labor-intensive product assembly to a U.S. based subcontractor with a manufacturing facility in Mexico. This arrangement is terminable by the Company upon 90 days written notice to the subcontractor, and by the subcontractor upon 180 days written notice to the Company. In either event, the Company is not required to pay penalties or significant termination costs and could transfer such product assembly to another subcontractor with a manufacturing facility in Mexico, or back to the United States or elsewhere.


PRODUCT DEVELOPMENT

   The Company markets over 3,500 products in a wide variety of product lines. The Company's product development strategy is to continually innovate and introduce new products in markets where the Company has already established a leadership position and to develop next generation products for other markets in which the Company wishes to participate. The Company realized approximately 43% of its net sales in 1996 from products introduced in the last five years.

   The Company seeks to broaden its product lines and to expand its technical capabilities in order to meet its customers' anticipated needs. Generally, the Company's product development strategy is to work closely with its customers to develop highly engineered products that continue to meet the customer's changing needs.

   Among the Company's current product development projects are those which target new package device designs such as ball grid arrays in the burn-in sockets and production/PLD market.

INTELLECTUAL PROPERTY

   The Company seeks to use a combination of patents and other means to establish and protect its intellectual property rights in various products. In some cases, including the production/PLD sockets for Altera's initial two device configurations, such intellectual property rights are owned jointly with co-developers. The Company intends to vigorously defend its intellectual property rights against infringement or misappropriation. Due to the nature of its products, the Company believes that intellectual property protection is less significant than the Company's ability to further develop, enhance and modify its current products. The Company believes that its products do not infringe on the intellectual property rights of others. However, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents or other proprietary rights that cover or affect products that perform functions similar to those performed by products offered by the Company. There can be no assurance that, in the future, the Company's products will not be held to infringe patent claims of its competitors, or that the Company is aware of all patents containing claims that may pose a risk of infringement by its products.


EMPLOYEES

   As of December 31, 1996, the Company had 174 employees and 10 contract workers. The Company's 184 employees and contract workers include 159 in manufacturing and engineering, 15 in sales and marketing and 10 in administration. None of the Company's employees or contract workers are represented by a union or other collective bargaining group. The Company believes that its relations with its work force are good.

ENVIRONMENTAL

     The Company is subject to a wide range of environmental laws and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. A failure by the Company to comply with present or future laws and regulations could also restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or incur other significant expenses.


ITEM 2. PROPERTIES

  PCD, headquartered in Peabody, Massachusetts, operates leased production facilities in Peabody, Massachusetts (50,000 square feet) and in Phoenix, Arizona (24,000 square feet). In October 1996 the Company signed the Third Amendment to the Peabody Lease Agreement whereby PCD will lease an additional 10,000 square feet effective December 1, 1997.

   The Phoenix facility is responsible for assembly and quality assurance functions relating to burn-in sockets and production/PLD sockets, as well as related product design and development. The Peabody facility is responsible for assembly, manufacturing automation development and quality assurance functions relating to industrial terminal blocks and avionics terminal blocks and sockets, as well as related product design and development. Stamping and molding fabrication of components for both facilities is handled at the Peabody facility. The Company believes that its facilities are adequate for its operations in the foreseeable future.

ITEM 2A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, and their ages as of of December 31, 1996, are as follows:

                Name       Age  Position
    John L. Dwight, Jr.     52  Chairman of the Board,
                                Chief Executive Officer,
                                President and Director
    Michael S. Cantor       60  Vice President,
                                 Sales and Marketing
    Jeffrey A. Farnsworth   50  Vice President and
                                 General Manager -- CTi
    C. Russel Hansen, Jr.   50  Vice President, General Counsel
    Mary L. Mandarino       42  Vice President,
                                Finance and Administration,
                                Chief Financial Officer and
                                Treasurer
    Roddy J. Powers         53  Vice President, Operations

   Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when Mr. Dwight purchased a controlling interest in PCD. Mr. Dwight was previously Vice President -- International of Burndy Corporation, an electronic connector manufacturer. Mr. Dwight has 26 years of management and operating experience in the connector industry.

   Mr. Cantor has served as Vice President, Sales and Marketing since 1988. Mr. Cantor joined the Company in 1983 and has held various positions in management. From 1980 to 1983, Mr. Cantor was President -- U.S. Operations for Balteau S.A. and from 1972 to 1980, Director of Regional Operations at Burndy Corporation. Mr. Cantor has 35 years of experience in the connector industry.

   Mr. Farnsworth has served as Vice President and the General Manager -- CTi since 1993. Mr. Farnsworth was a founder of Component Technologies, Inc. in 1983, and remained with the Company, in various positions in sales and marketing, following the acquisition of Component Technologies, Inc. by the Company in 1988. Mr. Farnsworth has 21 years of experience in the connector industry.

   Mr. Hansen has been Vice President and General Counsel of the Company since July 1996 and of BGS Systems, Inc. for more than five years. A graduate of Harvard College and Harvard Law School and a former Senior Partner at Hale and Dorr, Mr. Hansen has also been Chairman of The Governance Institute since 1996 and Editor-Publisher of Van Rensselaer Press since 1995.

   Ms. Mandarino has served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer since 1989. Ms. Mandarino joined the Company in 1986 and has held several positions of increasing responsibility in finance. Prior to joining PCD, Ms. Mandarino held various financial positions with American Brands and Dresser Industries.

   Mr. Powers has served as Vice President, Operations since he joined the Company in 1983. Previously, he was the General Manager of the Incon Division of Transitron, which was acquired by PCD.

   Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

ITEM 3. LEGAL PROCEEDINGS

   On August 21, 1995, the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona seeking a declaratory judgment against Wayne
K. Pfaff, an individual residing in Texas ("Pfaff"), and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") (collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks)(the "CTi Leaded Products") and BGA packages (the "CTi BGA Products")(collectively, the "CTi Products"). Pfaff has filed a counterclaim alleging that CTi infringes the "Pfaff Leadless Patent" and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent.

   The Company understands that Pfaff has been issued patents for the inventions covered by the Pfaff Leadless Patents in Germany, France, Great Britain, Japan and Malaysia (together with the United States, the "Territory"). Revenue from sales of CTi Leaded Products in the Territory in 1996 and 1995 was approximately $1.9 million and $5.8 million, respectively, which represented approximately 7% and 23% of the Company's net sales in 1996 and 1995, respectively. The CTi BGA Products will not make a significant contribution to revenues of the Company until years subsequent to 1996. The Pfaff Leadless Patent has been the subject of earlier litigation initiated by Pfaff against a burn-in connector manufacturer unrelated to the Company, Wells Electronics, Inc. ("Wells"), in which Pfaff alleged that the manufacture and sale of a wide range of Wells products infringed the Pfaff Leadless Patent. Included among the Wells products covered by the Pfaff litigation was a group of burn-in sockets produced by Wells for certain leaded packages (the "Wells Leaded Products"). The Wells Leaded Products compete directly with CTi Leaded Products and accept similar IC packages. The Company believes that Pfaff may assert in CTi's litigation with Pfaff that Wells Leaded Products are similar in design to CTi Leaded Products. In October 1995, the United States District Court for the Northern District of Texas (the "Texas Court") found certain claims in the Pfaff Leadless Patent to be invalid, but found other claims in the patent not to be invalid and to be infringed by certain Wells products, including the Wells Leaded Products. On December 19, 1995, the Texas Court issued a permanent injunction against the manufacture and sale by Wells of the products found to be infringing. In January 1996, the United States Court of Appeals (Federal Circuit) stayed the injunction, pending appeal, based on its finding that Wells had demonstrated that it is likely to succeed in its contention that the Pfaff Leadless Patent is invalid. In that appeal, the Federal Circuit Court of Appeals heard oral argument in October 1996, but has not issued a decision. The Pfaff BGA Patent was not involved in the Pfaff/Wells litigation.

   The CTi-Pfaff action in the District of Arizona has been stayed pending the outcome of the appeal from the Pfaff-Wells case. Should the Pfaff Leadless Patent be found invalid in that appeal then Pfaff will be unable to assert that patent against CTi. Should the Federal Circuit Court of Appeals find the patent not to be invalid, then the litigation in the District of Arizona will go forward to determine whether or not the CTi Leaded Products infringe the Pfaff patent. The Company believes, based on the advice of counsel, that CTi has meritorious defenses against any claim that CTi Products infringe the Pfaff Patents, and CTi intends to prosecute and defend vigorously its position in its declaratory judgment action and any related or subsequent litigation. Although Wells invoked similar defenses on the Pfaff Leadless Patent in its lawsuit with Pfaff, the Company believes that CTi will be better positioned to present these defenses. There can be no assurance, however, that the Company or CTi will prevail in pending or any future litigation with Pfaff, and an adverse outcome could have a material adverse effect on the financial condition, results of operations and business of the Company. Such adverse effect could include, without limitation, the requirement that CTi pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

   On March 26, 1996, the Securities and Exchange Commission declared effective the Company's registration statement relating to the initial public offering of 2,113,280 shares of common stock, of which, 1,100,000 shares were sold by the Company, at an offering price of $11.00 per share. The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol "PCDI". The following table sets forth on a per share basis the high and low sales prices for the Common Stock for 1996.

                                              HIGH      LOW
                                             ------   ------
     First Quarter.........................   12-1/2   11
     Second Quarter........................   16       11-1/4
     Third Quarter.........................   13-3/4   10-1/8
     Fourth Quarter........................   13-7/8   10

   As of March 19, 1997, there were approximately 1,557 holders of record of the Company's Common Stock.

   The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

   The Company has revolving lines of credit with a bank, renewable on June 30, 1997, under which there currently are no outstanding borrowings. However, there are no provisions of the lines that would prohibit or effectively restrict the payment of cash dividends, even if the Company borrowed funds under the lines.

   On July 2, 1996, the Company filed registration statements on Form S-8 for the 1992 Stock Option Plan, the 1996 Stock Plan and the PCD 1996 Eligible Directors Stock Plan.

   In 1996, the Company issued the following securities that were not registered under the Securities Act:

   On February 3, 1996, the Company issued 12,000 shares of Common Stock to an employee who was not an executive officer of the Company, upon exercise of stock options previously granted, at an exercise price of $1.15 per share.

   On April 12, 1996, the Company issued 10,000 shares of Common Stock to an employee who is an executive officer of the Company, upon exercise of stock options previously granted, at an exercise price of $1.15 per share.

   On May 2, 1996, the Company issued 4,800 shares of Common
Stock to an employee who is an executive officer of the Company, upon exercise of stock options previously granted, at an exercise price of $1.15 per share.

   No underwriters were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act or Rule 701 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA
        (dollars in thousands, except per share data)

                                          Years Ended December 31,
                               -------------------------------------------
                                 1996     1995     1994     1993     1992
                               -------  -------  -------  --------  ------
CONSOLIDATED
 STATEMENT OF INCOME DATA:
Net sales....................  $26,857  $25,616  $15,850  $12,691  $11,081
Cost of sales........... ....   14,457   13,477    9,834    8,494    7,848
                               -------  -------  -------  -------  -------
Gross profit.................   12,400   12,139    6,016    4,197    3,233
Operating expenses...........    5,445    5,667    3,859    3,330    2,908
                               -------  -------  -------  -------  -------
Income from operations.......    6,955    6,472    2,157      867      325
Other income, net............      725      112       23        1      120
                               -------  -------  -------  -------  -------
Income before income taxes...    7,680    6,584    2,180      868      445
Provision for income taxes...    2,895    2,721      879      361      173
                               -------  -------  -------  -------  -------
Net income...................  $ 4,785  $ 3,863  $ 1,301  $   507  $   272
                               =======  =======  =======  =======  =======
Net income per share.........  $  0.76  $  0.74  $  0.28  $  0.11  $  0.05
                               =======  =======  =======  =======  =======
Weighted average number of
 common and common equivalent
 shares outstanding..........    6,257    5,201    4,631    4,637    5,044
                               =======  =======  =======  =======  =======

                                               December 31,
                               -------------------------------------------
                                 1996     1995     1994     1993     1992
                               -------  -------  -------  --------  ------
CONSOLIDATED
 BALANCE SHEET DATA:
Working capital..............  $23,054  $ 7,671  $ 5,089  $ 4,249  $ 4,471
Total assets.................   32,456   15,929   10,783    8,945    8,665
Long-term debt,
 net of current maturities...        -        -        -       37      127
Stockholders' equity.........   28,706   12,812    8,774    7,473    7,291

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. The table below sets forth operating results expressed as a percentage of net sales for the periods indicated:

                                  Year Ended  December 31,
                                  ------------------------
                                   1996     1995     1994
                                  ------   ------   ------
     Net sales..................  100.0%   100.0%   100.0%
     Cost of sales..............   53.8     52.6     62.0
                                  -----    -----    -----
     Gross profit...............   46.2     47.4     38.0
     Operating expenses.........   20.3     22.1     24.3
                                  -----    -----    -----
     Income from operations.....   25.9     25.3     13.7
     Other income, net              2.7      0.4      0.1
                                  -----    -----    -----
     Income before income taxes.   28.6     25.7     13.8
     Provision for income taxes.   10.8     10.6      5.5
                                  -----    -----    -----
     Net income.................   17.8%    15.1%     8.3%
                                  =====    =====    =====

NET SALES.   Net sales increased 4.8% to $26.9 million in 1996 compared to
$25.6 million in 1995 and $15.9 million in 1994. The growth of net sales in 1996 was attributable to overall market growth and increased penetration of the Company's products in three of its four product categories: industrial terminal blocks, avionic terminal blocks and relay sockets, and production/PLD sockets. The greatest portion of this growth was derived from higher volume in the industrial terminal block and avionics terminal block and relay socket
product categories.   Production/PLD products increased only slightly,
however, in line with the Company's internal projections. The burn-in socket product line, which services the semiconductor market, declined due to the volatility within that market. In 1995, the increase in net sales was attributable to growth in market demand for the Company's products across all of the Company's product lines.

   International sales, which consist of export sales and sales to foreign customers through U.S. distributors, was 22.1% of net sales in 1996, a change from 28.0% and 12.5% in 1995 and 1994, respectively. The lower international sales volume was the result of weaker demand in those segments of the global semiconductor market serviced by the Company's key customers.

   Net sales in past periods may not be indicative of net sales in the future, which may be affected by other business environment and risk factors as well as other factors included elsewhere herein.

GROSS PROFIT.   Gross profit was $12.4 million or 46.2% of net sales in 1996, compared to $12.1 million or 47.4% of net sales and $6.0 million or 38.0% of net sales in 1995 and 1994, respectively. The decline in gross profit percentage in 1996 was affected by two primary factors: a product mix shift from burn-in sockets to industrial terminal blocks and avionics terminal blocks and relay sockets, and a one-time expense for a design change to a
nonstandard product in the burn-in socket category.   The decline was
partially offset by increased manufacturing and labor efficiencies resulting from higher sales volume and the best cost producer program. The gross profit percentage increase in 1995 compared to 1994 was attributable to several factors: (i) product mix, which included increased sales of the Company's higher margin burn-in sockets and production/PLD sockets; (ii) improved pricing on selected avionics products; (iii) increased manufacturing, labor and capacity efficiencies resulting from higher sales volume and (iv) cost reduction programs.


OPERATING EXPENSES.   Operating expenses include selling, general and
administrative expenses and costs of product development. As a percentage of net sales, operating expenses decreased to 20.3% in 1996 from 22.1% and 24.3% in 1995 and 1994, respectively, which was a decrease to $5.4 million in 1996 from $5.7 million in 1995 and an increase from $3.9 million in 1994. The reduction of operating expenses in 1996 compared to 1995 is a result of having recorded in 1995 professional fees associated with pending patent litigation offset by costs associated with our status as a publicly-traded company.

OTHER INCOME AND EXPENSE, NET.   Interest income was approximately $725,000 or
2.7% of net sales in 1996 compared to $112,000 in 1995 and $23,000 in 1994.
The increase in interest income in 1996 was mainly the result of interest income earned on the proceeds of the Company's public stock offering.

INCOME TAXES.   The Company's effective tax rate was 37.7%, 41.3%, and 40.3%
in 1996, 1995, and 1994, respectively. The change in effective rate for income taxes is due to the application of the appropriate effective tax rates for each of the state tax jurisdictions in which the Company operates. In addition, the Company established a wholly-owned subsidiary which is engaged in holding PCD securities. This corporate structure allows for favorable tax treatment of passive income in the Commonwealth of Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES.

   As of December 31, 1996 and December 31, 1995, the combined cash and cash equivalent balances were $20.5 million and $4.0 million, respectively. Cash provided by operating activities in 1996 was $7.8 million, compared to $5.5 million in 1995. Increases in cash provided by operating activities were primarily due to increases in net income, depreciation and the tax benefit from stock options exercised. Cash used in investing activities was $1.9 million and $2.5 million in 1996 and 1995, respectively, which consisted primarily of purchases of tooling and equipment required to support the Company's business. Cash provided by financing activities in 1996 was $10.7 million which primarily consisted of the net proceeds of $10.5 million from the issuance of common stock relating to the Company's public stock offering.

   The Company believes that funds generated from operating activities in combination with existing cash balances will be sufficient to meet the Company's cash requirements at least through 1997. The Company expects to use the net proceeds for working capital and other general corporate purposes.
The company considers, on a continuing basis, potential acquisitions of products and businesses complementary to the Company's current business, and the Company's capital needs may change depending on the timing of any such acquisitions.


INFLATION AND COSTS. The cost of the Company's products is influenced by the cost of a wide variety of raw materials, including gold used in plating, copper and brass used for contacts, and plastic material used in molding connector components. In the past, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             PCD Inc.
            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                         Page
                                                         ----
Report of Independent Accountants                          29
Consolidated Balance Sheets - December 31, 1996 and 1995   30
Consolidated Statements of Income for the
 Years ended December 31, 1996, 1995 and 1994              31
Consolidated Statements of Stockholders' Equity
 for the Years ended 1996, 1995 and 1994                   32-33
Consolidated Statements of Cash Flows
 for the Years ended 1996, 1995 and 1994                   34
Notes to Consolidated Financial Statements                 35-48


   All schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of PCD Inc.:


   We have audited the accompanying consolidated balance sheets of PCD Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCD Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Boston, Massachusetts
January 27, 1997

PCD Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                December   31,
                                                --------------
                                                 1996    1995
                                                ------  ------
ASSETS
Current assets:
  Cash and cash equivalents................... $20,529 $ 3,958
  Accounts receivable - trade (less allowance
        for uncollectible accounts of $232 in
        1996 and $192 in 1995)................   3,578   3,564
  Inventory...................................   2,608   2,867
  Prepaid expenses and other current assets...      89     399
                                               ------- -------
    Total current assets......................  26,804  10,788

Equipment and improvements, net...............   5,337   4,931
Deferred tax asset............................      82       2
Other assets..................................     233     208
                                               ------- -------
Total assets.................................. $32,456 $15,929
                                               ======= =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade.................... $   627 $   686
  Accrued liabilities.........................   3,123   2,431
                                               ------- -------
Total current liabilities.....................   3,750   3,117



Commitments and contingencies (Note 8)........



Stockholders' equity:
Preferred stock - $0.10 par value;
  1,000,000 shares authorized; no shares issued
Common stock - $0.01 par value;
  authorized 25,000,000 shares, 5,854,733
  shares issued in 1996 and 4,987,032 shares
  issued in 1995...............................      59      50
Additional paid-in capital.....................  14,838   4,124
Retained earnings..............................  13,906   9,121
Deferred compensation..........................     (97)   (155)
Treasury stock.................................       -    (328)
                                                ------- -------
Total stockholders' equity.....................  28,706  12,812
                                                ------- -------
Total liabilities and stockholders' equity      $32,456 $15,929
                                                ======= =======

        The accompanying notes are an integral part of the consolidated financial statements.

                              PCD Inc.
                 CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share amounts)



                                    Years ended December 31,
                                 ------------------------------
                                   1996       1995       1994
                                 --------   --------   --------
Net sales......................   $26,857    $25,616    $15,850
Cost of sales..................    14,457     13,477      9,834
                                  -------    -------    -------
Gross profit...................    12,400     12,139      6,016
Operating expenses.............     5,445      5,667      3,859
                                  -------    -------    -------

Income from operations.........     6,955      6,472      2,157

Other income...................         -         20         22

Interest income................       734        105         17

Interest expense...............        (9)       (13)       (16)
                                  -------    -------    -------
Income before income taxes.....     7,680      6,584      2,180

Provision for income taxes.....     2,895      2,721        879
                                  -------    -------    -------
Net income.....................   $ 4,785    $ 3,863    $ 1,301
                                  =======    =======    =======

Net income per share...........   $  0.76    $  0.74    $  0.28
                                  =======    =======    =======


Weighted average number
 of common and common
 equivalent shares outstanding      6,257      5,201      4,631
                                  =======    =======    =======







         The accompanying notes are an integral part of the consolidated financial statements.

PCD Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                        Common Stock     Additional
                      ----------------    Paid-in     Retained     Deferred
                      Shares Par Value    Capital     Earnings   Compensation
                      ------ ---------    ----------  --------   ------------
Balance,
December 31, 1993   4,951,032     $50      $ 3,794    $ 3,957

Net income                                              1,301
                    ---------     ---      -------     ------        ------
Balance,
December 31, 1994   4,951,032      50        3,794      5,258

Exercise of
 stock options         36,000                   41

Issuance of
 stock options                                 239                   $(239)

Tax benefit from
 non-qualified
 stock options
 exercised                                      50

Amortization
 of deferred
 compensation                                                           84

Net income                                              3,863
                    ---------   ---       -------     -------       ------
Balance,
December 31, 1995   4,987,032    50         4,124       9.121         (155)

Public stock
 offering, net      1,100,000    11        10,490

Exercise of
 stock options       157,701      2           192

Retired
 treasury shares    (390,000)    (4)         (324)
Tax benefit from
 stock options
 exercised                                    356

Amortization of
 deferred
 compensation                                                          58

Net income                                             4,785
                   ---------    ---       -------    -------       ------
Balance,
December 31, 1996  5,854,733    $59       $14,838    $13,906        $ (97)
                   =========    ===       =======    =======       ======

         The accompanying notes are an integral part of the consolidated financial statements.

PCD Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(In thousands, except share amounts)

                          Treasury Stock       Total
                          --------------   Stockholders'
                          Shares  Amount       Equity
                          ------- ------   -------------
Balance,
December 31, 1993         390,000  $(328)     $ 7,473

Net income                                      1,301
                          -------  -----      -------
Balance,
December 31, 1994         390,000   (328)       8,774

Exercise of
 stock options                                     41

Issuance of
 stock options

Tax benefit from
 non-qualified
 stock options
 exercised                                         50

Amortization
 of deferred
 compensation                                      84

Net income                                      3,863
                          ------- ------      -------
Balance,
December 31, 1995         390,000   (328)      12,812

Public stock
 offering, net                                 10,501

Exercise of
 stock options                                    194

Retired
 treasury shares         (390,000)   328
Tax benefit from
 stock options
 exercised                                        356

Amortization of
 deferred
 compensation                                      58

Net income                                      4,785
                           ------- ------     -------
Balance,
December 31, 1996                             $28,706
                                              =======

         The accompanying notes are an integral part of the consolidated financial statements.

PCD Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                     Years ended December 31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
Cash flows from operating activities:
Net income.........................................  $4,785  $3,863  $1,301
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation...................................   1,389   1,026     985
    Loss on disposition of
     equipment and improvements....................     107     261       -
    Allowance for uncollectible accounts...........      40      76      33
    Amortization of deferred compensation..........      58      84       -
    Tax benefit from stock options exercised.......     356      50       -
    Provision for deferred taxes...................     (80)   (192)     33
    Changes in operating assets and liabilities:
      Increase in accounts receivable..............     (54)   (623) (1,065)
      Decrease (increase) in inventory.............     259    (256)     58
      Decrease (increase) in prepaid
        expenses and other current assets..........     310     (48)   (295)
      Increase in other assets.....................     (25)    (45)    (26)
      Increase(decrease)in accounts payable........     (59)    205     163
      Increase in accrued liabilities..............     692   1,130     431
                                                    -------  ------  ------
           Total adjustments.......................   2,993   1,668     317
                                                    -------  ------  ------
  Net cash provided by operating activities........   7,778   5,531   1,618
                                                    -------  ------  ------

Cash flows from investing activities:
Capital expenditures...............................  (1,902) (2,505) (1,416)
                                                    -------  ------  ------
  Net cash used in investing activities............  (1,902) (2,505) (1,416)
                                                    -------  ------  ------
Cash flows from financing activities:
Exercise of common stock options...................     194      41       -
Proceeds from issuance of common stock, net........  10,501       -       -
Principal payments under long-term debt obligations       -     (37)    (90)
                                                    -------  ------  ------
Net cash (used in) provided by financing activities  10,695       4     (90)
                                                    -------  ------  ------
Net increase in cash...............................  16,571   3,030     112
Cash and cash equivalents at beginning of year.....   3,958     928     816
                                                    -------  ------  ------
Cash and cash equivalents at end of year........... $20,529  $3,958  $  928
                                                    =======  ======  ======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest...................................... $     9  $   13  $   16
                                                    =======  ======  ======
     Income taxes.................................. $ 2,452  $2,553  $  837
                                                    =======  ======  ======

         The accompanying notes are an integral part of the consolidated financial statements.

                              PCD Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business:

      PCD Inc. is engaged principally in designing, manufacturing and marketing electronic connectors to defined niche markets in the semiconductor, industrial equipment and avionics industries worldwide. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, avionics and test and measurement instrumentation.


2. Summary of Significant Accounting Policies:

   BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   REVENUE RECOGNITION

      Revenue is recognized upon shipment to customers.

   CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents. The Company invests excess cash in a money market fund and indirect obligations of the United States government. Approximately $16.1 million and $0.2 million of cash and cash equivalents is invested at December 31, 1996 and 1995. The Company classifies its investments as available for sale; however at December 31, 1996 and 1995, cost approximates market.

   CONCENTRATIONS OF CREDIT RISK AND ESTIMATES

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company invests primarily in high quality securities with short maturities that are managed by financial institutions with strong credit ratings. Accordingly, these investments are subject to minimal credit and market risk. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographies. The Company provides credit to customers in the normal course of business. Collateral is not required for trade receivables, but ongoing credit evaluations of customer's financial condition are performed. Additionally, the Company maintains reserves for potential credit losses. As of December 31, 1996 and 1995, the Company had no significant concentrations of credit risk.

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in these financial statements are allowances for uncollectible accounts and allowances for inventory valuation.

   INVENTORY

      Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market value.

   RESEARCH AND DEVELOPMENT

      Research and development costs are charged to expense as incurred.

   NET INCOME PER COMMON SHARE

      Net income per common share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares outstanding. Common equivalent shares are included in the per share calculation where the effect of their inclusion would be dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve month period preceding the date of the initial filing (February 12, 1996) of the registration statement relating to the Company's initial public offering have been included in the calculation using the treasury stock method and the public offering price ($11 per share), as if they were outstanding for all periods prior to January 1, 1996. Fully diluted net income per common share is not materially different from the reported primary net income per share.

   EQUIPMENT AND IMPROVEMENTS

      Equipment and improvements are recorded at cost. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the results of operations.

      Depreciation of equipment and improvements is computed using the straight-line method over the estimated useful lives of the assets as follows:

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                         Estimated Useful
                                          Life in Years
                                         ----------------
        Tools, dies and molds                    5
        Machinery and equipment                 10
        Office furniture and fixtures            5
        Transportation equipment                 4
        Leasehold improvements           Shorter of lease
                                        term or useful life



   INCOME TAXES

      The Company utilizes the asset and liability approach of accounting for income taxes. Under the asset and liability approach, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. Tax credits are treated as reductions of income taxes in the year in which the credits become available for tax purposes.

3. INVENTORY:

   Inventory consisted of the following at December 31:

                                                1996     1995
                                               ------   ------
                                                (in thousands)
             Raw materials and
              finished subassemblies           $1,908   $1,945
             Work in process                      226      260
             Finished goods                       474      662
                                               ------   ------
                                       Total   $2,608   $2,867
                                               ======   ======

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


4. EQUIPMENT AND IMPROVEMENTS:

      Equipment and improvements consisted of the following at December 31:

                                               1996     1995
                                              ------   ------
                                               (in thousands)
        Tools, dies and molds                 $5,192   $4,202
        Machinery and equipment                2,586    2,230
        Office furniture and fixtures          1,025    1,191
        Transportation equipment                 168      149
        Leasehold improvements                   493      468
                                              ------   ------
                                               9,464    8,240
        Less accumulated depreciation          4,379    3,749
                                              ------   ------
                                               5,085    4,491
     Capital expenditures in progress            252      440
                                              ------   ------
       Property and improvements, net         $5,337   $4,931
                                              ======   ======


5. ACCRUED LIABILITIES:

      Accrued liabilities consisted of the following at December
   31,

                                               1996     1995
                                              ------   ------
                                               (in thousands)
            Compensation and benefits         $  760   $  721
            Professional fees                  1,002      733
            Other                              1,361      977
                                              ------   ------
                                     Total    $3,123   $2,431
                                              ======   ======

6.  DEBT:

       The Company has revolving lines of credit with a bank, renewable on June 30, 1997, whereby it may borrow up to an aggregate of $5,250,000 with interest payable monthly at the bank's base lending rate. There were no outstanding borrowings under the lines as of December 31, 1996 or 1995. The Company made the final payment on a term loan in May, 1995.

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


 7. INCOME TAXES:

      The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                        1996    1995   1994
                                       ------  ------  ----
                                           (in thousands)
           Current
                     Federal           $2,504  $2,466  $713
                     State                471     447   133
                                       ------  ------  ----
                     Total current      2,975   2,913   846
                                       ------  ------  ----

           Deferred
                     Federal              (62)   (174)   26
                     State                (18)    (18)    7
                                       ------  ------  ----
                     Total deferred       (80)   (192)   33
                                       ------  ------  ----
                                       $2,895  $2,721  $879
                                       ======  ======  ====

      The components of the net deferred tax asset consisted of the following at December 31, 1996 and 1995:

                                                  1996    1995
                                                  ----    ----
                                                 (in thousands)
     Deferred tax assets (liabilities):
       Difference in accounting for inventory     $195    $ 85
       Accounts receivable allowances               90      72
       Vacation and other accruals                 297     266
       Difference in depreciation methods         (500)   (421)
                                                  ----    ----
         Net deferred tax asset                   $ 82    $  2
                                                  ====    ====

      The analysis of the variance of income taxes as reported from income taxes compiled at the U.S. statutory federal income tax rate for continuing operations is as follows:

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                                     1996    1995    1994
                                                     ----    ----    ----
                                                        (in thousands)
    Income taxes at U.S. statutory rate of 34%      $2,611  $2,239   $741
    State income taxes                                 300     284     92
    Other, net                                         (16)    198     46
                                                    ------  ------   ----
                                                    $2,895  $2,721   $879
                                                    ======  ======   ====



8. COMMITMENTS AND CONTINGENCIES:

   Litigation:

      On August 21, 1995, the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona seeking a declaratory judgment against Wayne K. Pfaff, an individual residing in Texas ("Pfaff"), and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") (collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat
   Paks)(the "CTi Leaded Products") and BGA packages (the "CTi BGA Products")(collectively, the "CTi Products"). Pfaff has filed a counterclaim alleging that CTi infringes the Pfaff Leadless Patent and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent.

      The Company understands that Pfaff has been issued patents for the inventions covered by the Pfaff Leadless Patents in Germany, France, Great Britain, Japan and Malaysia (together with the United States, the "Territory"). Revenue from sales of CTi Leaded Products in the Territory in 1996 and 1995 was approximately $1.9 million and $5.8 million, respectively, which represented approximately 7% and 23% of the Company's net sales in 1996 and 1995, respectively. The CTi BGA Products will not make a significant contribution to revenues of the Company until years subsequent to 1996. The Pfaff

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


   Leadless Patent has been the subject of earlier litigation initiated by Pfaff against a burn-in connector manufacturer unrelated to the Company, Wells Electronics, Inc. ("Wells"), in which Pfaff alleged that the manufacture and sale of a wide range of Wells products infringed the Pfaff Leadless Patent. Included among the Wells products covered by the Pfaff litigation was a group of burn-in sockets produced by Wells for certain leaded packages (the "Wells Leaded Products"). The Wells Leaded Products compete directly with CTi Leaded Products and accept similar IC packages. The Company believes that Pfaff may assert in CTi's litigation with Pfaff that Wells Leaded Products are similar in design to CTi Leaded Products. In October 1995, the United States District Court for the Northern District of Texas (the "Texas Court") found certain claims in the Pfaff Leadless Patent to be invalid, but found other claims in the patent not to be invalid and to be infringed by certain Wells products, including the Wells Leaded Products. On December 19, 1995, the Texas Court issued a permanent injunction against the manufacture and sale by Wells of the products found to be infringing. In January 1996, the United States Court of Appeals (Federal Circuit) stayed the injunction, pending appeal, based on its finding that Wells had demonstrated that it is likely to succeed in its contention that the Pfaff Leadless Patent is invalid. In that appeal, the Federal Circuit Court of Appeals heard oral argument in October 1996, but has not issued a decision. The Pfaff BGA Patent was not involved in the Pfaff/Wells litigation.

      The CTi-Pfaff action in the District of Arizona has been stayed pending the outcome of the appeal from the Pfaff-Wells case. Should the Pfaff Leadless Patent be found invalid in that appeal then Pfaff will be unable to assert that patent against CTi. Should the Federal Circuit Court of Appeals find the patent not to be invalid, then the litigation in the District of Arizona will go forward to determine whether or not the CTi Leaded Products infringe the Pfaff patent. The Company believes, based on the advice of counsel, that CTi has meritorious defenses against any claim that CTi Products infringe the Pfaff Patents, and CTi intends to prosecute and defend vigorously its position in its declaratory judgment action and any related or subsequent litigation. Although Wells invoked similar defenses on the Pfaff Leadless Patent in its lawsuit with Pfaff, the Company believes that CTi will be better positioned to present these defenses. There can be no

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

   assurance, however, that the Company or CTi will prevail in pending or any future litigation with Pfaff, and an adverse outcome could have a material adverse effect on the financial condition, results of operations and business of the Company. Such adverse effect could include, without limitation, the requirement that CTi pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.


   Leases:

      The Company leases office and production facilities in Peabody, Massachusetts and Phoenix, Arizona, with rentals subject to escalation in real estate taxes and operating expenses. Rental expense for the years ended December 31, 1996, 1995 and 1994 was $498,000, $500,000, and $506,000
   respectively.

       Minimum future rental commitments under leases with remaining terms in excess of one year are approximately as follows:

        Year Ended
         December 31,                            Amount
        -------------                           --------
             1997                               $474,200
             1998                                552,500
             1999                                560,000
             2000                                572,000
             2001 and thereafter               1,574,000


9. STOCKHOLDERS' EQUITY:

   Preferred Stock

      The Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of Preferred Stock, $0.10 par value per share, with such powers, designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such Preferred Stock.

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

   Common Stock

      In February 1996, the stockholders approved an increase in the authorized common stock of the Company to 25,000,000 shares, $0.01 par value per share and the stockholders approved a twelve-for-one stock split effected in the form of a stock dividend. All references to the number of shares and per share amounts have been restated to reflect the split.

   Treasury Stock

      On January 30, 1996, the Board of Directors approved a resolution to restore any and all shares of common stock of the Company which had been repurchased by the Company to the status of authorized but unissued shares.

   STOCK OPTIONS:

        DIRECTORS STOCK PLAN

      The Company's 1996 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on January 30, 1996 and thereafter by the Company's stockholders. Under the Directors Stock Plan, commencing with the 1997 annual meeting of stockholders, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") who has not previously been granted an option to purchase shares of Common Stock will be granted, on the thirtieth day after such meeting, an option to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, on the thirtieth day after such meeting, each outside director will be granted an option at each annual meeting of stockholders to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 36,000 shares of Common Stock are available for awards under the Directors Stock Plan. Subsequent to the end of the year, the Board of Directors amended the Directors Stock Plan to allow for each option to vest 6 months after, and expire 10 years from, the date of grant of such option. No options may be granted under the Directors Stock Plan after January 29, 2006.

   1996 STOCK PLAN

      The Company's 1996 Stock Plan was approved by the Board of Directors on January 30, 1996, and thereafter by the Company's stockholders. The 1996 Stock Plan provides for the grant or award of stock options, restricted stock and other performance awards which may or may not be denominated in

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


   shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under 1996 Stock Plan may be either incentive stock options or non-qualified options. The 1996 Stock Plan is administered by the Compensation Committee. Subject to the provisions of the 1996 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. While the Committee determines the prices at which options and other Awards may be exercised under the 1996 Stock Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Stock
   Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 324,000. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors. In connection with the Committee's grants to date, it has fixed vesting in four approximately equal annual installments, the first of which vests on the date of grant. No awards may be made under the 1996 Stock Plan after January 29, 2006.

   1992 STOCK OPTION PLAN

      The Company's 1992 Stock Option Plan as amended on January 30, 1996 provides for the grant or award of stock options, which may be either incentive stock options or non-qualified stock options to key employees and directors. The aggregate number of shares of Common Stock reserved for issuance under the 1992 Stock Plan is 954,000 shares. No option will be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors. In connection with Committee's grants to date, it has fixed vesting in four approximately equal annual installments, the first of which vests on the date of grant. The Compensation Committee administers the 1992 Stock Option Plan.

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


      The following table summarizes the transactions from these plans:

                                                                 Weighted
                                                                 exercise
                                                    Options    average price
                                                    -------    -------------
      Options outstanding at December 31, 1993      954,000        $ 1.15
                          Options canceled         (132,000)         1.15
                          Options granted            24,000          1.15
                                                    -------
      Options outstanding at December 31, 1994      846,000          1.15
                          Options exercised         (36,000)         1.15
                          Options granted           144,000          1.68
                                                    -------
      Options outstanding at December 31, 1995      954,000          1.23
                          Options exercised        (157,701)         1.22
                          Options granted            15,000         12.00
                                                    -------
      Options outstanding at December 31, 1996      811,299          1.43
                                                    =======

      Summarized information about stock options outstanding at December 31, 1996 is as follows:

                                                             Exercisable
                                    Weighted             -------------------
                                    average    Weighted             Weighted
                      Number of    remaining   average              average
         Range of      options    contractual  exercise  Number of  exercise
     exercise prices outstanding     life       price     options    price
     --------------- -----------  -----------  --------  ---------  --------
      $ 1.15           672,299        5.7       $ 1.15    666,299    $ 1.15
        1.54-2.08      124,000        8.4         1.66     70,000      1.62
       12.00            15,000        9.5        12.00      3,750     12.00


      For the years ended December 31, 1996, 1995 and 1994, options to purchase 740,049 shares, 825,000 shares and 753,000 shares of Common Stock, respectively, were exercisable with the remaining options becoming exercisable at various dates through December 31, 1998. The Company has recorded deferred compensation of $239,000 for the difference between fair value and exercise price for options granted in 1995 and such deferred compensation is being amortized over the option vesting period.

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


      Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When non-qualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised.

   SUPPLEMENTAL DISCLOSURE FOR STOCK BASED COMPENSATION:

      The Company has three stock-based compensation plans, which are described above. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                         1996                      1995
                ----------------------    ----------------------
                            Net income                Net income
                Net income   per share    Net income   per share
                ----------  ----------    ----------  ----------
   As Reported    $4,785       $0.76        $3,863       $0.74
   Pro Forma       4,665        0.75         3,772        0.73

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                         1996     1995
                                         ----     ----
         Dividend yield                  none     none
         Expected volatility             45.0%     0.0%
         Risk free interest rate         7.27%    7.13%
         Expected life (years)           10.0     10.0


   Weighted average fair value of options granted at fair value at date of grant:

        1996                             $7.83
                                         =====

   Weighted average fair value of options granted below fair value at date of grant:

        1995                                      $2.53
                                                  =====

      The effect of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The SFAS does not apply to awards made prior to 1995. Additional awards in future years are anticipated.


10. PROFIT SHARING PLAN:

      Effective May 1, 1992, the Company adopted a Plan pursuant to Section 401 of the Internal Revenue Code, whereby employees may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Employees are eligible for participation at the beginning of the calendar quarter following their one year anniversary. The Company makes matching contributions of fifty percent of employee contributions up to 6% of employee compensation, however, the Company's total contribution may not exceed 15% of the prior year's pre-tax income.

      The Company's matching contributions were approximately
   $80,000, $82,000 and $72,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                             PCD Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


11. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

       One customer accounted for approximately 17.4%, 16.6% and 15.3% of the Company's sales in 1996, 1995 and 1994, respectively. A second customer accounted for approximately 13.4% and 10.3% of the Company's sales in 1995 and 1994, respectively. The Company had export sales of approximately $2,975,000, $3,022,000 and $1,155,000 in 1996, 1995 and 1994,
    respectively.  All export sales are in U.S. dollars.


12. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED):

    (in thousands, except per share data)
    -------------------------------------------------------------------------
                                        For the Three Months Ended
    -------------------------------------------------------------------------
                                  Mar 31,    Jun 29,    Sep 28,    Dec 31,
    -------------------------------------------------------------------------
    1996
    ----
    Net sales                     $7,087     $7,223     $6,222     $6,325
    Gross profit                   3,235      3,222      2,725      3,218
    Net income                     1,130      1,348      1,068      1,239
    Net income per share           $0.21      $0.21      $0.16      $0.19
    -------------------------------------------------------------------------
                                   Apr 1,     Jul 1,    Sep 30,    Dec 31,
    -------------------------------------------------------------------------
    1995
    ----
    Net sales                     $6,022     $6,260     $6,609     $6,725
    Gross profit                   2,802      2,921      3,236      3,180
    Net income                       984      1,010        978        891
    Net income per share           $0.20      $0.20      $0.18      $0.17


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Pursuant to Instruction G(3) to Form 10-K, the information required with respect to the Directors of the Registrant is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before April 30, 1997.

   The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part I of this Form 10-K in reliance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

   Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before April 30, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before April 30, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before April 30, 1997.

   Since January 1, 1996, two subsidiaries of Emerson Electric Co., which currently owns 32.3% of the outstanding Common Stock of the Company, have purchased or ordered from the Company, or a distributor of the Company's products, certain of the Company's industrial terminal block products for an aggregate purchase price of approximately $82,700. Such products were sold by the Company on the Company's customary pricing and other terms.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

      A.  List of Documents filed as part of this report

          1. Financial Statements

             Report of Independent Accountants
             Consolidated Balance Sheets
             Consolidated Statements of Income
             Consolidated Statements of Stockholders' Equity
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

          2. Financial Statement Schedule

                All financial statements and schedules have
             been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

         3. Listing of Exhibits

           (3.2) Restated Articles of Organization of the Registrant (Incorporated by reference to to Exhibit 3.2 to Form S-1 Registration Statement No. 333-1266).
           (3.4) By-laws of Registrant effective March 26, 1996. (Incorporated by reference to Exhibit 3.4 to Form S-1 Registration Statement No. 333-1266).
           (4.1) Articles 3,4,5 and 6 of the Restated Articles of Organization of Registrant(Included in
                  Exhibit 3.2)
           (4.2) Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement No. 333-1266).
          (10.1) Lease dated June 29, 1987, between Centennial Park Associates Realty Trust II and the Company for premises located at Two Technology Drive, Centennial Park, Peabody, Massachusetts (Incorporated by reference to Exhibit 10.1 to Form S-1 Registration Statement No. 333-1266).
          (10.2) Lease dated May 1995, between CMD Southwest Four and CTi Technologies, Inc. for premises located at 2102 W. Quail Avenue, Phoenix, Arizona. (Incorporated by reference to Exhibit
                  10.2 to Form S-1 Registration Statement No.
                  333-1266).

          (10.3) Registrant's 1992 Stock Option Plan and related forms of stock option agreement (Incorporated by reference to Exhibit 10.3 to Form S-1
                  Registration Statement No. 333-1266).
          (10.4)  Registrant's 1996 Stock Plan (Incorporated by
                  reference to Exhibit 10.4 to Form S-1
                  Registration Statement No. 333-1266).
          (10.5) Registrant's 1996 Eligible Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to Form S-1 Registration Statement No. 333-1266).
          (10.6) April 2, 1985 Stock Purchase Agreement and Amendment to Stock Purchase Agreement dated March 31, 1983. (Incorporated by reference to
                  Exhibit 10.6 to Form S-1 Registration Statement
                  No. 333-1266).
          (10.7)  Credit Agreement dated as of October 1, 1996
                  between the Company and Eastern Bank.
          (10.8)  Third amendment to lease agreement dated as of
                  June 25, 1996 between the Company and
                  Centennial Park Associates Partnership III.
          (10.9)  Form of option agreements for the 1996 Stock
                  Plan.
          (10.10) Form of option agreement for the Directors
                  Stock Plan.
          (10.11) Powers of Attorney.
          (11.1) Statement RE Computation of Earnings per Share. (21.1) Subsidiaries of the Registrant.
          (23.1)  Consent of Coopers & Lybrand L.L.P.,
                  independent accountants.
          (27.1)  Financial Data Schedule for the period ended
                  December 31, 1996.

      B. Reports on Form 8-K.

            There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of 1996.

                              SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                PCD Inc.

Dated: March 28, 1997           BY:  /s/ John L. Dwight, Jr.
                                   ---------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   and President

Dated: March 28, 1997          BY:  /s/ Mary L. Mandarino
                                   ---------------------------
                                   Mary L. Mandarino
                                   Vice President - Finance
                                   and Administration
                                   Chief Financial Officer,
                                   and Treasurer (principal
                                   financial and accounting
                                   officer)


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 1997                 /s/ John L. Dwight, Jr.
                                   ------------------------------
                                   John L. Dwight, Jr.
                                   Director

Dated: March 28, 1997               /s/ C. Russel Hansen, Jr. for
                                   ------------------------------
                                   Bruce E. Elmblad
                                   Director

Dated: March 28, 1997               /s/ C. Russel Hansen, Jr. for
                                   ------------------------------
                                   Harold F. Faught
                                   Director

Dated: March 28, 1997               /s/ C. Russel Hansen, Jr. for
                                   ------------------------------
                                   C. Wayne Griffith
                                   Director

Dated: March 28, 1997               /s/ C. Russel Hansen, Jr. for
                                   ------------------------------
                                   Theodore C. York
                                   Director

                            EXHIBIT INDEX

Exhibit No.                    Description
-----------     -----------------------------------------
    10.7        Credit Agreement dated as of October 1, 1996
                between the Company and Eastern Bank.
    10.8        Third amendment to lease agreement dated as of
                June 25, 1996 between the Company and
                Centennial Park Associates Partnership III
    10.9        Form of option agreements for the 1996 Stock Plan
    10.10       Form of option agreement for the Directors Stock
                Plan
    10.11       Powers of Attorney
    11.1        Statement RE: Computation of Earnings per Share
    21.1        Subsidiaries of the Registrant
    23.1        Consent of Coopers & Lybrand L.L.P., independent
                accountants.
    27.1        Financial Data Schedule for the period ended
                December 31, 1996.


































<EXHIBIT>
                                                    EXHIBIT 10.7

                         Credit Agreement



                             between




                            PCD Inc.


                              and


                          EASTERN BANK




                  Dated as of October 1, 1996

                        TABLE OF CONTENTS

ARTICLE 1. -  DEFINITIONS.....................................  1

1.1.  Defined Terms...........................................  1
1.2.  Accounting and Banking Terms............................  1

ARTICLE 2. - PCD LOANS........................................  1

2.1.  PCD Revolving Credit Commitment.........................  1
2.2.  Procedure for Revolving Credit Borrowings...............  1
2.3.  Interest on PCD Revolving Credit Loans..................  2
2.4.  Mandatory Prepayment....................................  2
2.5.  PCD Revolving Credit Note and Records...................  2
2.6.  PCD Revolving Credit Loan Proceeds......................  2
2.7.  Calculation of Interest.................................  2
2.8.  Default Rate............................................  3
2.9.  Interest Limitation.....................................  3
2.10. Late Payment Charge.....................................  3
2.11. Payments................................................  3
2.12. Termination of PCD Credit Commitment....................  3
2.13. Revolving Credit Commitment to CTi......................  3
2.14. Procedure for Revolving Credit Borrowings...............  4
2.15. Interest on CTi Revolving Credit Loans..................  4
2.16. Mandatory Prepayment....................................  4
2.17. CTi Revolving Credit Note and Records...................  4
2.18. CTi Revolving Credit Loan Proceeds......................  5
2.19. Calculation of Interest.................................  5
2.20. Default Rate............................................  5
2.21. Interest Limitation.....................................  5
2.22. Late Payment Charge.....................................  5
2.23. Payments................................................  5
2.24. Termination of Credit Commitment........................  6

ARTICLE 3. - REPRESENTATIONS AND WARRANTIES

3.0.  Financial Condition.....................................  6
3.1.  No Change...............................................  6
3.2.  Organization, Existence, Good Standing..................  6
3.3.  Subsidiaries; Capitalization............................  7
3.4.  Power and Authority.....................................  7
3.5.  Legal, Valid, Binding Obligation........................  7
3.6.  Consents................................................  7
3.7.  No Legal Bar............................................  7
3.8.  No Litigation...........................................  7
3.9.  No Default..............................................  8
3.10. Assets, No Liens; Intellectual Property.................  8
3.11. No Burdensome Restrictions..............................  8
3.12. Taxes...................................................  8
3.13. Regulation U, Etc.......................................  8
3.14. ERISA...................................................  9
3.15. Investment Company Act, Etc.............................  9
3.16. Indebtedness............................................  9
3.17. Contingent Liabilities..................................  9

3.18. Chief Place of Business; Locations of Collateral........  9
3.19. Laws Including Environmental and Safety Matters......... 10
3.20. Negative Pledges........................................ 10
3.21. Full Disclosure......................................... 10

ARTICLE 4. - AFFIRMATIVE COVENANTS............................ 10

4.1.  Financial Statements and Other Documents................ 10
4.2.  Existence; Compliance with Laws; Etc.................... 11
4.3   Business................................................ 12
4.4.  Maintain Property....................................... 12
4.5.  Insurance............................................... 12
4.6.  Record keeping; Rights of Inspection.................... 12
4.7.  Notice of Material Events............................... 12
4.8.  Deposit Accounts........................................ 13

ARTICLE 5. - NEGATIVE COVENANTS............................... 13

5.1.  Indebtedness............................................ 13
5.2.  Contingent Liabilities.................................. 14
5.3.  Limitation on Liens..................................... 14
5.4.  Prohibition of Fundamental Changes...................... 14
5.5   Investments and Loans................................... 15
5.8.  Transactions with Affiliates............................ 15
5.9.  Negative Pledge......................................... 15
5.8.  Change of Senior Management............................. 15

ARTICLE 6. - CONDITIONS PRECEDENT............................. 15

6.1.  Conditions of Initial Extension of Credit............... 15
6.2.  Conditions of All Loans................................. 17

ARTICLE 7. - EVENTS OF DEFAULT................................ 18

7.1.  Events of Default....................................... 18
7.2.  Lender's Remedies....................................... 20
7.3.  Cross Default........................................... 20
7.4.  Setoff.................................................. 20

ARTICLE 8. - MISCELLANEOUS.................................... 20

8.1.  Notices................................................. 20
8.2.  No Waiver of Rights..................................... 21
8.3.  Cumulative Remedies..................................... 22
8.4.  Successors.............................................. 22
8.5.  Governing Law........................................... 22
8.6.  Submission to Jurisdiction; Waiver of Trial by Jury..... 22
8.7.  Complete Agreement, Amendments.......................... 23
8.8.  Expenses................................................ 23
8.9.  Indemnification......................................... 23
8.11. Survival of Agreements.................................. 23
8.12. Severability............................................ 24
8.13. Descriptive Headings.................................... 24
8.14. Counterparts............................................ 24

SCHEDULES AND EXHIBITS

Schedule 3.0   (Financial Statements of Borrower)

Schedule 3.2   (Foreign Qualifications - List of States)
Schedule 3.3   (Subsidiaries and Investments/+5% Shareholders)
Schedule 3.8   (Litigation)
Schedule 5.1   (Disclosed Indebtedness)
Schedule 5.3   (Disclosed Liens)
Exhibit A - PCD Revolving Credit Note
Exhibit B - CTi Revolving Credit Note

                        CREDIT AGREEMENT

     CREDIT AGREEMENT dated as of October 1, 1996 between PCD INC., a Massachusetts corporation ("Borrower"), CTi TECHNOLOGIES, INC., a
Massachusetts corporation, which is a wholly owned subsidiary of the Borrower ("CTi"), and EASTERN BANK, a Massachusetts banking corporation ("Lender").

     WHEREAS, Borrower has requested that Lender provide it and CTi with revolving lines of credit;

     WHEREAS, Lender is willing, on the terms and subject to the conditions in this Agreement, to make a revolving line of credit available to Borrower and CTi;

     NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, Lender, Borrower and CTi agree as follows.

                    ARTICLE 1. -  DEFINITIONS

     1.1. DEFINED TERMS. Unless otherwise defined herein, the capitalized terms, as used in this Agreement, shall have the meanings as set forth on
Schedule 1 hereto.

     1.2. ACCOUNTING AND BANKING TERMS. All accounting and banking terms not specifically defined herein shall be construed, in the case of accounting terms, in accordance with GAAP consistently applied and, in the case of banking terms, in accordance with general practice among commercial banks in Boston, Massachusetts.

                ARTICLE 2. - LOANS TO PCD AND CTi

     2.1. PCD REVOLVING CREDIT COMMITMENT. Subject to the terms and conditions hereof, Lender agrees to make revolving credit loans to Borrower from time to time during the Commitment Period, provided, however, that the aggregate principal amount of all outstanding PCD Revolving Credit Loans does not exceed $5,000,000.00 (the "PCD Revolving Credit Limit"). The PCD Revolving Credit Loans may be repaid by Borrower at any time, without penalty or premium and reborrowed only during the Commitment Period, and shall be due and payable on the first to occur of the Termination Date or demand by Lender.

     2.2. PROCEDURE FOR REVOLVING CREDIT BORROWINGS. Subject to the terms and conditions hereof, Borrower may borrow under the PCD Revolving Credit Commitment during the PCD Revolving Credit Commitment Period on any Business Day. Borrower may request PCD Revolving Credit Loans, from time to time, by submitting irrevocable Loan requests in such form and manner as Lender may require or permit (including, without limitation, telephone requests), specifying the amount to be borrowed, the requested Borrowing Date, and the manner in which Borrower would like the proceeds of such Loan disbursed. A PCD Revolving Credit Loan request must be properly made and received by Lender prior to 12:00 noon (Eastern Time) on a Business Day for Lender to make a PCD Revolving Credit Loan on the same Business Day. Lender may require telephone requests to be confirmed promptly in writing and Borrower shall indemnify and hold Lender harmless for any action, including the making of any Loan or any loss or expenses taken or incurred by Lender in reliance upon any such telephone request. Except as otherwise agreed by Lender, the proceeds of all PCD Revolving Credit Loans will be made available to Borrower by Lender by crediting Borrower's deposit account with Lender.

     2.3. INTEREST ON PCD REVOLVING CREDIT LOANS. The Borrower shall pay interest on the unpaid principal amount of each PCD Revolving Credit Loan outstanding at any time, and from time to time, for the period from the Borrowing Date at a fluctuating rate per annum equal to the Base Rate. Interest on all PCD Revolving Credit Loans shall be payable in arrears on the first (1st) Business Day of each month commencing on the first such day to occur after the date of this Agreement, and monthly thereafter until the PCD Revolving Credit Loans are fully paid.

     2.4. MANDATORY PREPAYMENT. If at any time the aggregate unpaid principal amount of the PCD Revolving Credit Loans exceeds the amount permitted under Section 2.1 Borrower shall immediately prepay an amount at least equal to such excess, together with accrued interest on the amount prepaid to the date of prepayment.

     2.5. PCD REVOLVING CREDIT NOTE AND RECORDS. The PCD Revolving Credit Loans shall be evidenced by the PCD Revolving Credit Note. Lender shall maintain records of each (i) PCD Revolving Credit Loan and (ii) payments of principal and interest and shall furnish periodic reports to Borrower showing the outstanding principal balance of the PCD Revolving Credit Loans. The Lender's records shall constitute prima facie evidence of the accuracy of the information recorded therein and in the event that Borrower fails to object, within thirty (30) days of receipt of Lender's periodic reports to Borrower with respect to PCD Revolving Credit Loans, the information in such reports shall be conclusive and binding as against Borrower; provided, however, that any failure by Lender to maintain such records or furnish such reports shall not affect the obligations of Borrower under the PCD Revolving Credit Note or this Agreement.

     2.6. PCD REVOLVING CREDIT LOAN PROCEEDS. Borrower shall use the proceeds of the PCD Revolving Credit Loans for its working capital purposes.

     2.7. CALCULATION OF INTEREST. Interest and fees shall be calculated on the basis of a 360-day year for the actual days elapsed, from and including the date of such Loan to but excluding the date of any repayment. Any change in rate resulting from a change in the Base Rate shall become effective as of the day on which such change in the Base Rate becomes effective.

     2.8. DEFAULT RATE. Notwithstanding anything to the contrary contained herein, after maturity (whether at the stated maturity, upon demand or an Event of Default or otherwise), interest shall be payable on the unpaid principal balance of the PCD Revolving Credit Loans and on all other obligations of the Borrower to the Lender at a fluctuating rate per annum equal to the Base Rate plus three percent (3%), until fully paid.

     2.9. INTEREST LIMITATION. No provision of this Agreement or the Note shall require the payment, or permit the collection, of interest in excess of the highest rate permitted by applicable law. To the extent that any interest received by Lender exceeds the maximum amount permitted, such payment shall be credited to unpaid principal, provided, however, that any excess amount remaining after full payment of principal shall be refunded to Borrower.

     2.10. LATE PAYMENT CHARGE. Any payment of principal or interest not paid by Borrower within ten (10) days after the date such payment is due shall be subject to a late charge equal to three percent (3%) of the amount overdue.

     2.11. PAYMENTS. All payments (including prepayments) made by Borrower hereunder or under the PCD Note shall be made in immediately available funds not later than 1:00 p.m., (Eastern time), on the due date at Lender's office located at 605 Broadway, Saugus, MA 01906 (or at such other office as Lender may specify to Borrower in writing). If any payment becomes due and payable on a day other than a Business Day, such payment shall be extended to the next succeeding Business Day and, with respect to payments of principal, interest thereon shall be payable at the applicable rate during such extension. All payments shall be made without setoff or counterclaim and free and clear of, and without deduction for, any charge of any kind. All payments received by Lender after 1:00 p.m. on any Business Day shall not be deemed received until the next Business Day. On the date any payment of principal or interest is due on account of the PCD Loans, Lender may, but shall not be obligated to, effect payment by debiting Borrower's deposit accounts with Lender in an amount equal to all or any portion of such payment due.

     2.12. TERMINATION OF PCD CREDIT COMMITMENT. To terminate the PCD Revolving Credit Commitment, Borrower shall give Lender not less than five (5) Business Days prior written notice and on the termination date prepay in full all Loans together with accrued interest, fees, and charges thereon to the date of prepayment. The PCD Revolving Credit Commitment may be terminated by Lender or shall terminate automatically as set forth in Article 7.

     2.13. REVOLVING CREDIT COMMITMENT TO CTi. Subject to the terms and conditions hereof, Lender agrees to make Revolving Credit Loans to CTi from time to time during the Commitment Period, provided, however, that the aggregate principal amount of all outstanding CTi Revolving Credit Loans does not exceed $250,000 (the "CTi Revolving Credit Limit"). The CTi Revolving Credit Loans may be repaid by CTi at any time, without penalty or premium and reborrowed only during the Commitment Period, and shall be due and payable on the first to occur of the CTi Termination Date or a demand by Lender. The Borrower shall guaranty the prompt payment of all CTi Revolving Credit Loans.

     2.14. PROCEDURE FOR REVOLVING CREDIT BORROWINGS. Subject to the terms and conditions hereof, CTi may borrow under the CTi Revolving Credit Commitment during the CTi Revolving Credit Commitment Period on any Business Day. CTi may request CTi Revolving Credit Loans, from time to time, by submitting irrevocable Loan requests in such form and manner as Lender may require or permit (including, without limitation, telephone requests), specifying the amount to be borrowed, the requested

Borrowing Date, and the manner in which CTi would like the proceeds of such Loan disbursed. A CTi Revolving Credit Loan request must be properly made and received by Lender prior to 12:00 noon (Eastern Time) on a Business Day for Lender to make a CTi Revolving Credit Loan on the same Business Day. Lender may require telephone requests to be confirmed promptly in writing and CTi shall indemnify and hold Lender harmless for any action, including the making of any Loan or any loss or expenses taken or incurred by Lender in reliance upon any such telephone request. Except as otherwise agreed by Lender, the proceeds of all CTi Revolving Credit Loans will be made available to CTi by Lender by crediting CTi's deposit account with Lender.

     2.15. INTEREST ON CTi REVOLVING CREDIT LOANS. CTi shall pay interest on the unpaid principal amount of each CTi Revolving Credit Loan outstanding at any time, and from time to time, for the period from the Borrowing Date at a fluctuating rate per annum equal to the Base Rate. Interest on all Cti Revolving Credit Loans shall be payable in arrears on the first (1st) Business Day of each month commencing on the first such day to occur after the date of this Agreement, and monthly thereafter until the CTi Revolving Credit Loans are fully paid.

     2.16. MANDATORY PREPAYMENT. If at any time the aggregate unpaid principal amount of the CTi Revolving Credit Loans exceeds the amount permitted under Section 2.1 CTi shall immediately prepay an amount at least equal to such excess, together with accrued interest on the amount prepaid to the date of prepayment.

     2.17. CTi REVOLVING CREDIT NOTE AND RECORDS. The CTi Revolving Credit Loans shall be evidenced by the CTi Revolving Credit Note. Lender shall maintain records of each (i) CTi Revolving Credit Loan and (ii) payments of principal and interest and shall furnish periodic reports to CTi showing the outstanding principal balance of the CTi Revolving Credit Loans. The Lender's records shall constitute prima facie evidence of the accuracy of the information recorded therein and in the event that CTi fails to object, within thirty (30) days of receipt of Lender's periodic reports to CTi with respect to CTi Revolving Credit Loans, the information in such reports shall be conclusive and binding as against CTi; provided, however, that any failure by Lender to maintain such records or furnish such reports shall not affect the obligations of CTi under the CTi Revolving Credit Note or this Agreement.

     2.18. CTi REVOLVING CREDIT LOAN PROCEEDS. CTi shall use the proceeds of the CTi Revolving Credit Loans for its working capital purposes.

     2.19. CALCULATION OF INTEREST. Interest and fees shall be calculated on the basis of a 360-day year for the actual days elapsed, from and including the date of such Loan to but excluding the date of any repayment. Any change in rate resulting from a change in the Base Rate shall become effective as of the day on which such change in the Base Rate becomes effective.

     2.20. DEFAULT RATE. Notwithstanding anything to the contrary contained herein, after maturity (whether at the stated maturity, upon demand or an Event of Default or otherwise), interest shall be payable on the unpaid principal balance of the CTi Revolving Credit Loans and on all other obligations of the

CTi to the Lender at a fluctuating rate per annum equal to the Base Rate plus three percent (3%), until fully paid.

     2.21. INTEREST LIMITATION. No provision of this Agreement or the CTi Note shall require the payment, or permit the collection, of interest in excess of the highest rate permitted by applicable law. To the extent that any interest received by Lender exceeds the maximum amount permitted, such payment shall be credited to unpaid principal, provided, however, that any excess amount remaining after full payment of principal shall be refunded to CTi.

     2.22. LATE PAYMENT CHARGE. Any payment of principal or interest not paid by CTi within ten (10) days after the date such payment is due shall be subject to a late charge equal to three percent (3%) of the amount overdue.

     2.23. PAYMENTS. All payments (including prepayments) made by CTi hereunder or under the CTi Note shall be made in immediately available funds not later than 1:00 p.m., (Eastern time), on the due date at Lender's office located at 605 Broadway, Saugus, MA 01906 (or at such other office as Lender
may specify to CTi in writing).   If any payment becomes due and payable on a
day other than a Business Day, such payment shall be extended to the next succeeding Business Day and, with respect to payments of principal, interest thereon shall be payable at the applicable rate during such extension. All payments shall be made without setoff or counterclaim and free and clear of, and without deduction for, any charge of any kind. All payments received by Lender after 1:00 p.m. on any Business Day shall not be deemed received until the next Business Day. On the date any payment of principal or interest is due on account of the CTi Loans, Lender may, but shall not be obligated to, effect payment by debiting CTi's deposit accounts with Lender in an amount equal to all or any portion of such payment due.

     2.24. TERMINATION OF CREDIT COMMITMENT. To terminate the CTi Revolving Credit Commitment, CTi shall give Lender not less than five (5) Business Days prior written notice and on the termination date prepay in full all Loans together with accrued interest, fees, and charges thereon to the date of prepayment. The CTi Revolving Credit Commitment may be terminated by Lender or shall terminate automatically as set forth in Article 7.


           ARTICLE 3. - REPRESENTATIONS AND WARRANTIES

     In order to induce Lender to enter into this Agreement and to make the Revolving Credit Loans, Borrower represents and warrants to Lender, except as otherwise set forth in a schedule attached hereto and made a part hereof, that:

     3.0.  FINANCIAL CONDITION.
          (a) The Financial Statements previously delivered to Lender and attached hereto as Schedule 3.0 present fairly the financial position of Borrower and its Subsidiaries on a consolidated basis as of the dates thereof and its and their results of operations, shareholders' equity and cash flows for the periods then ended. All Financial Statements and information, including any related schedules and notes, and any other financial information or statements furnished in accordance herewith, have been prepared in accordance with GAAP, except as otherwise disclosed therein, subject only in the case of unaudited interim Financial Statements to normal year-end audit adjustments and the absence of footnotes. In the case of each Revolving Credit Loan, the representations and warranties in this Section shall be deemed to have been made in respect of the then most recent Financial Statements of Borrower furnished to Lender.
          (b) The Borrower and its Subsidiaries are each, and collectively as a whole, Solvent.

     3.1. NO CHANGE. There has been no Material Adverse Change since the Financial Statements dated as of December 31, 1995.

     3.2. ORGANIZATION, EXISTENCE, GOOD STANDING. Borrower (i) is duly organized, validly existing and in good standing as a corporation under the laws of the Commonwealth of Massachusetts, (ii) has obtained all licenses, permits, approvals and consents and has filed all registrations necessary for the lawful operation of its business, (iii) has the corporate power and authority and the legal right to own, lease and operate its property and to conduct the business in which it is currently engaged, and (iv) is duly qualified to do business and is in good standing as a foreign corporation under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where the failure to be so qualified would not have a Material Adverse
Effect. Schedule 3.2 lists all states where Borrower is qualified or authorized as a foreign corporation.

     3.3. SUBSIDIARIES; CAPITALIZATION. Except as set forth on Schedule 3.3, Borrower has no Subsidiaries or Investments in any other Person. The authorized capitalization, the number of shares of each class of capital stock issued and outstanding of Borrower and each of the record holders holding more than 5% of the issued and outstanding shares of the Borrower are set forth on Schedule 3.3. All outstanding shares of Borrower's stock have been duly authorized, validly issued, and are fully paid and non-assessable.

     3.4. POWER AND AUTHORITY. Borrower and CTi have (i) full corporate power, authority and legal right to execute, deliver and perform their obligations under the Loan Documents to which they are a party and to borrow hereunder, (ii) taken all necessary actions to authorize the execution, delivery and performance by them of each Loan Document to which each is a party and to authorize their borrowings hereunder, and (iii) caused to be duly executed and delivered on behalf of the Borrower and CTi each of the Loan Documents to which Borrower and CTi is a party.

     3.5. LEGAL, VALID, BINDING OBLIGATION. Each of the Loan Documents and each agreement, certificate, document, instrument or other paper delivered pursuant thereto, to which Borrower and CTi are parties, constitutes the legal, valid, and binding obligation of Borrower and CTi enforceable against Borrower and CTi in accordance with its terms.

     3.6. CONSENTS. No consent, permit, license, approval or authorization of, or registration, declaration or filing with or notice to, any governmental authority, bureau or agency or any other Person is required in connection with the execution, delivery or performance by Borrower, or CTi, or the validity or enforceability against Borrower, or CTi, of any Loan Document to which either of them is a party, except for the consents and approvals which have been obtained.

     3.7. NO LEGAL BAR. The execution, delivery and performance by Borrower and CTi of the Loan Documents, and each agreement, certificate, document, instrument or other paper delivered pursuant thereto, to which Borrower and CTi are parties, does not and will not conflict with or cause a breach of any provision of any existing law, rule or regulation, order, judgment, award or decree of any court, arbitrator or governmental authority, bureau or agency, or of the charter documents or Bylaws of, or any security issued by, Borrower or CTi or of any material mortgage, deed of trust, indenture, lease, contract or other agreement or undertaking to which Borrower or CTi is a party or by which any of their properties may be bound, and will not result in the creation or imposition of any Lien on any of their revenues or properties, except in favor of Lender.

     3.8. NO LITIGATION. Except as set forth on Schedule 3.8, no litigation, investigation or other proceeding of or before any court, arbitrator or governmental authority is currently pending nor, to the knowledge of Borrower or CTi threatened against Borrower or CTi or their properties, or the revenues of Borrower's Subsidiaries which, if adversely determined, could reasonably be expected to have a Material Adverse Effect.

     3.9. NO DEFAULT. Neither Borrower nor any of its Subsidiaries is in default in any respect in the payment or performance of any of its obligations for monies borrowed or under any mortgage, deed of trust, indenture, lease, contract or other agreement or undertaking to which it is a party or by which it or any of its property may be bound or affected and no Default or Event of Default has occurred and is continuing. Neither Borrower nor any of its Subsidiaries is in default under any order, award or decree of any court, arbitrator or governmental authority binding upon or affecting it or by which any of its property may be bound or affected, and no such order, award or decree has or could reasonably be expected to have a Material Adverse Effect.

     3.10. ASSETS, NO LIENS; INTELLECTUAL PROPERTY. Borrower and its Subsidiaries have good and marketable title to, or valid leasehold interest in, all of their real property and good title to all its personal property, including assets carried on its books and reflected in the Financial Statements, subject to no Liens except for (i) Liens permitted under Section
5.3 hereof, or (ii) assets sold or otherwise disposed of in the ordinary course of its business. Borrower and its Subsidiaries own or license all Intellectual Property necessary for the conduct of their businesses and no claims, suit or proceedings are pending or threatened which would reasonably be expected to impair in any material respect Borrower's and its Subsidiaries rights in any such Intellectual Property.

     3.11. NO BURDENSOME RESTRICTIONS. Neither Borrower nor any of its Subsidiaries is a party to or bound by any contract, agreement or instrument or subject to any corporate restriction

(including any restriction set forth in its charter or Bylaws) that would have a Material Adverse Effect.

     3.12. TAXES. All federal, state, local and other tax reports and returns which are required to be filed by Borrower and its Subsidiaries have been filed, except where extensions have been properly obtained, and Borrower and its Subsidiaries have paid or made adequate provision for all taxes, interest and penalties shown to be due and payable on such returns or on any assessments made against them or any of their properties and all other taxes, fees or other charges imposed on them or any of their properties by any governmental authority, including, without limitation, all payroll withholding taxes, have been paid and no tax liens have been filed and no claims are being asserted with respect to any such taxes, fees or other charges.

     3.13. REGULATION U, ETC. Neither Borrower nor any of its Subsidiaries is engaged and will not engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" (within the respective meanings of each of the quoted terms under Regulations U, T, G or X of the Board of Governors of the Federal Reserve System and any successors thereto as now and from time to time hereafter in effect), and no part of the proceeds of any Loan hereunder will be used for "purchasing" or "carrying" any "margin stock" as so defined or for any purpose which violates, or which would be inconsistent with, the provisions of Regulation U or Regulation G of the Federal Reserve Board.

     3.14. ERISA. The Borrower, all Commonly Controlled Entities, and all their Plans are and have been in substantial compliance with the provisions of ERISA, the qualification requirements of IRC Section 401(a), and the published interpretations thereunder. No notice of intent to terminate a Plan has been filed under Section 4041 of ERISA, nor has any Plan been terminated under
Section 4041(e) of ERISA which resulted in substantial liability to Borrower or any of its Commonly Controlled Entities. The PBGC has not instituted proceedings to terminate, or appoint a trustee to administer, a Plan and no event has occurred or condition exists which might constitute grounds under
Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan. Neither Borrower nor any Commonly Controlled Entities would be liable for any amount pursuant to Sections 4063 or 4064 of ERISA if all Plans terminated as of the most recent valuation dates of such Plans. Neither Borrower nor any Commonly Controlled Entities have: withdrawn from a Multiemployer Plan during a plan year for which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA; or failed to make a payment to a Plan required under Section 302(f)(1) of ERISA such that security would have to be provided pursuant to Section 307 of ERISA. No lien upon the assets of Borrower has arisen with respect to a Plan. To the best knowledge of Borrower, no prohibited transaction or Reportable Event has occurred with respect to a Plan. Borrower and each Commonly Controlled Entities have made all contributions required to be made by them to any Plan or Multiemployer Plan when due. There is no accumulated funding deficiency in any Plan, whether or not waived.

     3.15. INVESTMENT COMPANY ACT, ETC. Borrower is not an "investment company" registered or required to be registered under the Investment Company Act of 1940, or a company

"controlled" (within the meaning of such Investment Company Act) by such an "investment company". Borrower is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act or to any other federal or state statute or regulation limiting its ability to incur indebtedness for money borrowed.

     3.16. INDEBTEDNESS. Borrower and its Subsidiaries have no Indebtedness of any type except Indebtedness incurred under this Agreement and that which is permitted under Section 5.1 of this Agreement.

     3.17. CONTINGENT LIABILITIES. Except as set forth in the notes to the Financial Statements, Borrower and its Subsidiaries have no material Contingent Liabilities.

     3.18. CHIEF PLACE OF BUSINESS; LOCATIONS OF COLLATERAL. The chief executive office of Borrower is located at 2 Technology Drive, Peabody, MA 01960 and all books and records of Borrower are located at that address.

    3.19. LAWS INCLUDING ENVIRONMENTAL AND SAFETY MATTERS. Borrower and its Subsidiaries are in compliance in all material respects with all laws, rules and regulations, orders of court or other governmental bodies, applicable to it including, without limitation, all environmental, health and safety statutes and regulations and specifically the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Clean Air Act, the requirements and regulations of the Nuclear Regulatory Commission, and the Federal Occupational Safety and Health Act. Borrower is not subject to any judicial or administrative proceedings alleging the violation of any applicable law or regulation which could reasonably be expected to have a Material Adverse Effect. Borrower is not the subject of any federal, state or local investigation regarding, among other matters, the release of any Hazardous Material into the environment, the results of which could reasonably be expected to have a Material Adverse Effect. Borrower has not filed any notice under any applicable law indicating past or present treatment, storage, disposal, generation, transportation or reporting a spill or release into the environment of any Hazardous Material which could reasonably be expected to have a Material Adverse Effect. Borrower has not placed or disposed of, used, generated or transported any Hazardous Material in violation of any applicable law or regulation, upon or over any real property owned or leased by Borrower and Borrower has no knowledge of such Hazardous Material on such real property.

     3.20. NEGATIVE PLEDGES. Neither Borrower nor any of its Subsidiaries is a party to or bound by any agreement, indenture, or other instrument which prohibits the creation, incurrence or allowance to exist of any mortgage, deed of trust, pledge, lien, security interest or other encumbrance or conveyance upon any of Borrower&WP1-9;s property.

     3.21. FULL DISCLOSURE. The Financial Statements referred to in Section 3.1, Schedules hereto, the Loan Documents and any list, certificate, written statement, instrument, paper or other information furnished by Borrower to Lender in connection with the Loan Documents do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements contained therein and herein, in light of the circumstances in which they are made, not misleading.


             ARTICLE 4. - AFFIRMATIVE COVENANTS

     Borrower covenants and agrees that so long as the Revolving Credit Commitment remains in effect, the Note remains outstanding and unpaid, in whole or in part, or any other amount is owing to Lender hereunder:

     4.1. FINANCIAL STATEMENTS AND OTHER DOCUMENTS. Borrower shall furnish or cause to be furnished to Lender:

          (a) ANNUAL STATEMENTS. As soon as available, but in any event not later than one hundred twenty (120) days after the last day of each fiscal year of Borrower, audited Financial Statements of Borrower for such fiscal year, as prepared by the Borrower's independent accounting firm (which shall be reasonably satisfactory to Lender), together with the audit report of
such    independent accounting firm which shall not be qualified in any manner
(except for a qualification for a change in accounting principles in which the accounting firm concurs);

          (b) QUARTERLY STATEMENTS. As soon as available, but in any event not later than thirty (30) days after the last day of each fiscal quarter of Borrower, Financial Statements internally prepared by management of Borrower for such quarter;

          (c) QUARTERLY ACCOUNTS RECEIVABLE AGINGS. As soon as available, but in any event not later than thirty (30) days after the last day of each fiscal quarter of Borrower, an accounts receivable aging report as of the end of such quarter;

          (d) MANAGEMENT LETTER. As soon as available, but in any event not later than one hundred twenty (120) days after the last day of each fiscal year of Borrower, copies of any written recommendations concerning the management, finances, financial controls, or operations of Borrower received from Borrower's independent public accountants; and

          (e) OTHER INFORMATION. Such other financial and other information concerning the affairs of Borrower as Lender may from time to time reasonably request.

     4.2.  EXISTENCE; COMPLIANCE WITH LAWS; ETC.  Borrower shall:

          (a) CORPORATE EXISTENCE. Preserve and keep in full force and effect its corporate existence and all franchises, licenses and permits material to the proper conduct of its business;

          (b) COMPLIANCE WITH APPLICABLE LAWS. Comply and cause its Subsidiaries to comply with all applicable laws and duly observe all valid requirements of governmental authorities the breach of which could reasonably be expected to have a Material Adverse Effect, except when contested with due diligence, in good faith and in proper proceedings. Without limitation of the foregoing, Borrower shall file or cause to be filed all tax returns and reports which are required by law to be filed by it, and pay and discharge, or cause to be paid and discharged, when due, all taxes, assessments and other governmental charges and levies imposed upon it or any of its property or any part thereof, or upon the income or profits therefrom, including, without limitation, payroll withholding taxes, as well as all claims for labor, materials or supplies which, if unpaid, might become a Lien upon any of its property (unless and to the extent only that any such item is being contested in good
faith by appropriate proceedings and no Lien has been obtained).   Borrower
shall also pay all of its other Indebtedness and obligations promptly and in accordance with normal terms and trade practices.

     4.3 BUSINESS. Borrower shall and shall cause each of its Subsidiaries to engage primarily in the business of designing and manufacturing electronic connectors for computers.

     4.4. MAINTAIN PROPERTY. Borrower shall keep and maintain all property useful and necessary in its business in good operating condition and repair, ordinary wear and tear excepted.

     4.5. INSURANCE. Borrower shall keep adequately insured by financially sound and responsible insurers (a) all property owned or leased by it and all property of an insurable nature, such insurance to be in at least such amounts and covering loss or damage from at least such risks and hazards (including, without limitation, business interruption insurance and use and occupancy insurance) as are usually insured against in the same geographic areas by companies engaged in similar businesses and reasonably acceptable to Lender, and (b) all liabilities of Borrower for damage to property, death or bodily injury, including without limitation insurance required under all applicable workman's compensation laws, and insurance for such liabilities resulting from, caused by or arising out of any product sold by any predecessor of Borrower or by Borrower, all such insurance to be in at least such amounts as are usually insurance against by companies engaged in the same or similar businesses and reasonably acceptable to Lender. The Lender shall be named the sole loss payee and an additional insured under such policies and all such policies shall provide that no termination or nonrenewal shall be effective unless Lender is given thirty (30) days prior written notice.

     4.6. RECORDKEEPING; RIGHTS OF INSPECTION. Borrower shall (i) keep proper books of record and account in which full, true and correct entries, in conformity with GAAP, are made of all dealings and transactions in relation to its property, business and activities; (ii) permit Persons authorized by Lender to visit and inspect its property, to inspect its books of record and account and to make photocopies thereof, to review its accounts and to discuss the affairs, finances and accounts of Borrower with its officers and independent public accountants, all upon reasonable notice and at such times during normal business hours and as often as Lender may reasonably request; and (iii) permit Lender to perform field examinations and audits of such books and records of account, all upon reasonable notice and at such times during normal business hours and as often as Lender may reasonably request.

     4.7. NOTICE OF MATERIAL EVENTS. Borrower will, promptly upon any officer of Borrower obtaining knowledge thereof, give notice to Lender of (i) any Default or Event of Default; (ii) any material casualty, loss or depreciation to any inventory or other property of Borrower or any other force majeure, or any litigation, investigation or other proceeding against or involving Borrower the result of any of which might have a Material Adverse Effect; (iii) any litigation, investigation, other proceeding or dispute affecting Borrower (A) which relates, in whole or in part, to any of the transactions contemplated by any of the Loan Documents,
(B) which involves an amount in excess of Fifty Thousand Dollars ($50,000), or
(C) which may exist between Borrower and any governmental body; (iv) any Reportable Event in respect of any Plan or any other event or change in a Plan which might have a Material Adverse Effect or (v) any release of any Hazardous Materials at any location owned or leased by Borrower or any investigation or proceeding by any governmental body alleging or relating to the violation by Borrower of any law or regulation. Borrower will furnish to Lender from time to time all information which Lender shall reasonably request with respect to the status of any litigation, investigation, other proceeding or dispute to which Borrower is a party.

     4.8. DEPOSIT ACCOUNTS. Borrower shall maintain with Lender deposit accounts or accounts to be used as its principal depository and operating account(s) and utilize the cash management services of Lender to be provided by Lender at competitive rates.


                 ARTICLE 5. - NEGATIVE COVENANTS

     Borrower covenants and agrees that, so long as any Revolving Credit Commitment is in effect, the Notes remain outstanding and unpaid, in whole or in part, or any other amount is owing Lender hereunder, Borrower will not, directly or indirectly, and Borrower will not permit any of its Subsidiaries to:

     5.1. INDEBTEDNESS. Create, incur, assume or allow to exist any Indebtedness, except:

          (a) LOAN DOCUMENT INDEBTEDNESS. Indebtedness evidenced by the Notes and any other Indebtedness owing to or held by Lender arising under any of the Loan Documents;

          (b) DISCLOSED INDEBTEDNESS. Indebtedness of Borrower existing on the Initial Borrowing Date and disclosed in Schedule 5.1; provided, however, that none of such Indebtedness shall be renewed, extended or otherwise modified in any material respect and may be extended by Borrower only on substantially the same terms and conditions as in effect on the date hereof;

          (c) UNSECURED CURRENT LIABILITIES. Unsecured current liabilities (not the result of borrowing) incurred in the ordinary course of business which are not evidenced by notes or instruments and which are not more than thirty (30) days overdue from the original due dates thereof (unless and to the extent only that any such liability is contested by Borrower in good faith by appropriate proceedings and adequate reserves have been set aside with respect thereto in accordance with GAAP);

          (d) CAPITAL LEASES AND PURCHASE MONEY FINANCINGS. Capital Leases and purchase money financings incurred by Borrower for the lease or purchase of Capital Equipment (and Borrower agrees to furnish copies of the documentation for its outstanding Capital Leases and purchase money financings to Lender upon reasonable request);

          (e) INTERCOMPANY OBLIGATIONS. Indebtedness of any wholly owned Subsidiary to Borrower; and

          (f) APPROVED INDEBTEDNESS. Indebtedness for borrowed money incurred after the Initial Borrowing Date with prior notice to and the written consent of Lender.

     5.2. CONTINGENT LIABILITIES. Except for Contingent Liabilities existing on the Initial Borrowing Date and disclosed on the Financial Statements, create, incur, assume or allow to exist any Contingent Liabilities except for Contingent Liabilities arising out of the endorsement of instruments for deposit or collection in the ordinary course of business.

     5.3. LIMITATION ON LIENS. Create, incur, assume or allow to exist, any Lien upon any of its property, income or profits, whether now owned or held or hereafter acquired, including attachment, levy, garnishment or other judicial process relating to such property, except:

          (a)  TAXES.  Liens for taxes not yet due;

          (b) CARRIERS'; WAREHOUSEMEN'S; MECHANICS' ETC. Carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's, workmen's or other like Liens arising in the ordinary course of business with respect to obligations which are not yet due;

          (c) SOCIAL SECURITY. Pledges, deposits in connection with workers' compensation, unemployment insurance and other social security legislation made in the ordinary course of business;

          (d) EASEMENTS, RESTRICTIONS, ETC. Easements, rights of way, covenants, consents, reservations, encroachments, variations, and other restrictions of record, with respect to Borrower's real property which do not interfere materially with the conduct of Borrower's businesses, and do not detract materially from the value of such property or impair Borrower's use thereof;

          (e) CAPITAL LEASES. Liens incurred in respect of Capital Leases or purchase money financings permitted under Section 5.1; provided however, that the Lien granted in respect of any Capital Lease or purchase money financings shall only cover the Capital Equipment subject to such lease or financing and secure only the Indebtedness incurred in respect of the purchase thereof and so long as such Indebtedness is only secured by such Lien; and

          (f) DISCLOSED LIENS. Liens existing on the Initial Borrowing Date, disclosed on Schedule 5.3.

     5.4. PROHIBITION OF FUNDAMENTAL CHANGES. (a)Enter into any transaction of merger or consolidation or amalgamation other than such that pursuant to which Borrower is the surviving corporation; (b)liquidate, wind-up or dissolve itself (or allow any such liquidation or dissolution of a Subsidiary);
(c)convey, sell, issue, exchange, lease, assign, transfer or otherwise dispose of all or any material portion of its business or property (other than sales of inventory in the ordinary course of business and obsolete equipment or equipment no longer used or useful in the business of Borrower); (d) change its name or the location of its chief executive office or the location of any Collateral except on thirty (30) days prior written notice to Lender.

     5.5  INVESTMENTS AND LOANS.  This Section is intentionally deleted.

     5.6. TRANSACTIONS WITH AFFILIATES. Enter into or be a party to any agreement or transaction with any Affiliate, except in the ordinary course of Borrower's business and pursuant to reasonable requirements of Borrower's business and upon fair and reasonable terms and conditions which are fully disclosed to Lender and are no less favorable to Borrower than would obtain in a comparable arm's length transaction with a Person not an Affiliate of Borrower.

     5.7. NEGATIVE PLEDGE. Directly or indirectly, enter into any agreement, indenture, or other instrument which prohibits the creation, incurrence or allowance to exist of any mortgage, deed of trust, pledge, lien, security interest or other encumbrance or conveyance upon any of Borrower's property.

     5.8 CHANGE OF SENIOR MANAGEMENT. Change its Chief Executive Officer without giving the Lender written notice thereof.

                ARTICLE 6. - CONDITIONS PRECEDENT

     6.1. CONDITIONS OF INITIAL EXTENSION OF CREDIT. The obligation of Lender to make a Revolving Credit Loan on the Initial Borrowing Date is subject to the satisfaction of the condition precedent that Lender shall have received on or before such date, the following items in form and substance satisfactory to Lender and its counsel executed where appropriate by a duly authorized officer of Borrower.

LOAN DOCUMENTS:

          (a)  CREDIT AGREEMENT.  This Agreement;

          (b)  PCD REVOLVING CREDIT NOTE.  The PCD Revolving Credit Note;

         (c) CTi REVOLVING CREDIT NOTE. The $250,000 Note of even date given by CTi Technologies Inc. to Lender ("CTi Note");

          (d)  GUARANTY.  Borrower's Guaranty of the CTi Note.

CORPORATE DOCUMENTS:

          (g) CORPORATE RESOLUTIONS. Copies of resolutions of the Board of Directors of Borrower, and CTi authorizing the execution, delivery and performance of the Loan Documents to which Borrower and CTi are a party, and the transactions contemplated thereby, certified as of the Initial Borrowing Date by the Secretary/Clerk or Assistant Secretary/Clerk of Borrower and CTi (which certificate shall state that such resolutions have not been amended, modified, revoked or rescinded as of such date);

          (h) CORPORATE INCUMBENCY CERTIFICATE. Certificate of the Secretary/Clerk or Assistant Secretary/Clerk of Borrower and CTi, dated as of the Initial Borrowing Date, certifying the names and titles of the officers authorized to execute the Loan Documents to which Borrower and CTi are a party and any other documents related to any thereof, together with specimen signatures of such officers;

          (i) CHARTER DOCUMENTS. Copies of (i) the charter documents and all amendments thereto of Borrower and CTi, currently certified by the relevant governmental filing authority, and (ii) the By-Laws of Borrower and CTi certified as of the Initial Borrowing Date by the Secretary/Clerk or Assistant Secretary/Clerk of the Borrower and CTi;

          (j) LEGAL GOOD STANDING CERTIFICATES. For Borrower and CTi, a certificate of legal existence and good standing issued by the Secretary of State of the state of Borrower's and CTi's incorporation, and a certificate of foreign qualification and good standing issued by the Secretary of State of each state of foreign qualification or authorization, all of which shall be dated currently;

          (k) TAX GOOD STANDING CERTIFICATES. For Borrower and CTi, a certificate of tax good standing currently dated from each jurisdiction in which such party is obliged to file tax returns and pay taxes (or, to the extent any such certificates are unobtainable, because it is not the practice of the taxing authority to issue such certificate, or because of time delays in the issuance of such certificate attributable to such taxing authority, a letter from Borrower's and CTi's chief financial officer setting forth the nature of the tax obligation and the relevant jurisdiction, and certifying that all required returns have been duly filed and all required taxes shown thereon paid;

MISCELLANEOUS DOCUMENTS:

          (l) LEGAL OPINION. A written opinion of counsel for Borrower in form and content satisfactory to Lender, dated the Initial Borrowing Date, addressed to Lender and covering such matters related to the Borrower and CTi and the transactions contemplated hereby as Lender may reasonably request;

          (m) LIEN SEARCH. Search reports certified by a party acceptable to Lender, dated a date reasonably close to the Initial Borrowing Date, confirming the absence of any security interests, tax liens or other Liens made against Borrower and CTi, or any of their assets, wherever located;

          (n) CONSENTS. Copies of all consents or approvals of any Person that may be required in connection with the transactions contemplated by the Loan Documents;

          (o) FEES. Payment of the estimated fees and disbursements of Lender's counsel in connection with the Loan Documents and the transactions contemplated hereby;

          (p) CASUALTY AND LIABILITY INSURANCE. Certificates of insurance in respect of insurance required by the provisions of Section 4.5 of this Agreement; and

          (q) ADDITIONAL CLOSING AGENDA ITEMS. Fulfillment, to Lender's satisfaction, of each of the additional items set forth on the closing Agenda for this transaction.

          (r) DISBURSEMENT INSTRUCTIONS. The Borrower's and CTi's instructions for wire transfer of the proceeds of its initial borrowing.

     6.2. CONDITIONS OF ALL LOANS. The Lender's obligation to make any Revolving Credit Loan is subject to the fulfillment of the following additional conditions precedent:

          (a) REPRESENTATIONS. The representations and warranties made by any party to any Loan Document (other than Lender) in any Loan Document or in any certificate, document or financial or other statement furnished at any time under or in connection therewith shall be true and correct on and as of the Borrowing Date for such Loan as if made on and as of such date;

          (b) NO DEFAULT. No Default or Event of Default shall have occurred and be continuing on the Borrowing Date for such Loan either before or after giving effect to the Loan made on such date;

          (c) NO MATERIAL ADVERSE EFFECT. There shall have occurred no event or change in circumstances having a Material Adverse Effect;

          (d) CREDIT LIMIT COMPLIANCE. The aggregate unpaid principal amount of the Revolving Credit Loans outstanding on any Borrowing Date shall not exceed the amounts permitted under Section 2.1 and 2.13 on such date; and

          (e) ADDITIONAL MATTERS. Lender shall have received such other documents, statements, certificates, information and evidence including a Compliance Certificate as Lender may reasonably request. All documents and legal matters in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and content to Lender and its counsel, and all actions required to be taken on or before the Borrowing Date for such Loan shall have been taken.

     Each request for a Revolving Credit Loan by Borrower or CTi hereunder shall constitute a representation and warranty by Borrower and CTi as of the date of such request or application that the conditions contained in paragraphs (a) through (e) of this Section 6.2 have been satisfied.

                  ARTICLE 7. - EVENTS OF DEFAULT


     7.1. EVENTS OF DEFAULT. Borrower acknowledges and agrees that all Loans hereunder are and shall at all times be payable ON DEMAND by Lender. If any of the events set forth below shall occur and be continuing, the Lender may, but shall not be obligated to, make such demand; such events are set forth only for illustrating certain circumstances in which the Lender may, but shall not be obligated to make such demand. Such circumstances are not exclusive and shall not limit the Lender's right of demand in any other circumstances. The occurrence of any of the following shall constitute an Event of Default:

          (a) FAILURE OF PAYMENT. If Borrower or CTi fails to pay any principal, interest or other amount due, under this Agreement or with respect to any Loan on the date due (whether on a scheduled payment date or otherwise) and in the manner provided herein;

          (b) MISSTATEMENTS. If any representation, warranty or other statement made herein or in any other Loan Document or otherwise in writing by or on behalf of Borrower or CTi in connection herewith proves to be or to have been incorrect or misleading in any material respect as of the date at which it is made or deemed to be made;

          (c) PERFORMANCE OF OTHER COVENANTS. If Borrower defaults in the due performance or observance of (i) any covenant contained in Sections 4.1, 4.2, 4.5 or in Article 5 or (ii) any other covenant, condition or provision to be performed or observed by it hereunder or under any of the Loan Documents (other than a payment or covenant default the performance or observance of which is dealt with specifically elsewhere in this Section 7.1) and the breach of such other provision is not cured to Lender&WP1-9;s satisfaction within ten
(10) days after the sooner to occur of Borrower&WP1-9;s receipt of notice of such breach from Lender or the date on which such failure or neglect first becomes known to any officer of Borrower.

          (d) OTHER INDEBTEDNESS. If Borrower or CTi defaults, which default continues after any applicable grace or cure period, in any payment of principal of or interest on any Indebtedness for borrowed money including, without limitation, on any Capital Lease or any other default occurs with respect to any Indebtedness for borrowed money giving the holder thereof the right to accelerate the payment thereof or require such Indebtedness to be paid before its stated maturity or before any regularly scheduled date of prepayment;

          (e) MATERIAL CONTRACTS. Any default occurs under any material contract of Borrower which default gives any other party to such contract the right to terminate such contract or exercise remedies and such termination or remedies are reasonably likely to have a Material Adverse Effect;

          (f) JUDGMENTS. If Borrower permits any judgment against it in excess of $100,000 to remain undischarged for a period of more than thirty
(30) days unless during such period such judgment is effectively stayed or bonded, on appeal or otherwise;

          (g) LEVY, ATTACHMENTS. If any levy, seizure, attachment, execution or similar process shall be issued on any of the Borrower's or any Subsidiaries' cash, accounts or any material property;

          (h)  VOLUNTARY BANKRUPTCY.  If Borrower or any of its Subsidiaries
(i) commences a voluntary case under the Bankruptcy Code (as now or hereafter in effect); or (ii) files a petition or commences any case, proceeding, or action in bankruptcy or seeking reorganization, liquidation, dissolution, winding-up, arrangement, composition, readjustment of its debts or any other relief under any other bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement, composition, readjustment of debt or similar act or law of any jurisdiction, now or hereafter existing; or (iii) takes any action indicating its consent to, approval of, or acquiescence in, any such case, proceeding or other action; or (iv) applies for a receiver, trustee or custodian of it or for all or a substantial part of its property; or (v) makes an assignment for the benefit of creditors; or (vi) is unable to pay its debts as they mature or admits in writing such inability; or (vii) is adjudicated insolvent or bankrupt;

          (i) INVOLUNTARY BANKRUPTCY. (i) If there is commenced against Borrower or any of its Subsidiaries (1) an involuntary case under the Bankruptcy Code (as now or hereafter in effect); or (2) any case or proceeding or any other action in bankruptcy or seeking reorganization, liquidation, dissolution, winding-up, arrangement, composition, readjustment of its debts or any other relief under any other bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement, composition, readjustment of debt or similar act or law of any jurisdiction, now or hereafter existing, or seeking appointment of a receiver, trustee or custodian of Borrower or any of its Subsidiaries or for all or a substantial part of its property, and any of the foregoing cases, proceedings, or actions is not dismissed within sixty (60) days; or (ii) if an order, judgment or decree approving any of the foregoing is entered or a warrant of attachment, execution or similar process against any substantial part of the property of Borrower or any of its Subsidiaries is issued, and such order, judgment, decree, warrant, execution or similar process is not vacated or stayed within sixty (60) days; or (iii) if an order for relief under the Bankruptcy Code (as now or hereafter in effect) is entered against Borrower or any of its Subsidiaries; or

          (j) CRIMINAL PROCEEDINGS. If there is an indictment or threatened indictment of Borrower under any criminal statute, or commencement or threatened commencement of criminal proceedings against Borrower, pursuant to which statute or proceedings the penalties or remedies sought or available include forfeiture of any material property of Borrower; or

          (k) MATERIAL ADVERSE CHANGE. There is a material adverse change in the financial condition, business, affairs or control of the Borrower since the date of its last financial statement most recently delivered to the Lender in accordance the requirement of Section 4.1 hereof.

     7.2. LENDER'S REMEDIES. Upon the occurrence of any such Event of Default, Lender may, at Lender&WP1-9;s option, immediately exercise one or more of the following rights: (a) declare all obligations of Borrower and/or CTi to Lender, including, without limitation, the Revolving Credit Commitments to be terminated, whereupon such obligations shall immediately terminate; and
(b) declare all obligations of Borrower and CTi to Lender, including, without limitation, the Loans and all other amounts owing under this Agreement and the Notes to be immediately due and payable, whereupon they shall immediately become due and payable without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived; provided, however, that upon the occurrence of any such Event of Default specified in Sections 7.1(h) or 7.1(i), the Revolving Credit Commitments shall immediately terminate and all obligations of Borrower and CTi to Lender, including, without limitation, Loans and all other amounts owing under this Agreement, and the Notes shall immediately become due and payable without presentment, further demand, protest or notice of any kind, all of which are hereby expressly waived.

     7.3. CROSS DEFAULT It is agreed by Borrower that any Event of Default under this Agreement will constitute an event of default under all Loans and all of the Loan Documents and all other agreements and evidences of Indebtedness between Borrower and CTi and Lender, whether now existing or hereafter executed and whether or not such is an event of default therein.


     7.4. SETOFF. In addition to any rights and remedies of Lender provided by law, Lender shall have the right, (a) upon and during the continuance of an Event of Default or (b) at any time, whether or not an Event of Default has occurred and is continuing, in the event of any attachment, trustee process, garnishment, or other levy or lien is, or is sought to be imposed, on any cash, accounts or any material property of Borrower and CTi, and without prior notice to Borrower or CTi, any such notice being expressly waived by Borrower and CTi to the extent permitted by applicable law, and regardless of the adequacy of any collateral, to set off and apply against any indebtedness, whether matured or unmatured, of Borrower and CTi to Lender, any amount owing or otherwise available under any applicable agreement or contract (including without limitation all deposits maintained at Lender, whether general or special, time or demand, provisional or final, joint or otherwise) from Lender to Borrower and CTi, and such right of setoff may be exercised by Lender against Borrower and CTi or against any bankruptcy trustee, debtor-in-possession, assignee for the benefit of creditors, receiver, or execution, judgment or attachment creditor of Borrower and CTi, or against anyone else claiming through or against Borrower or CTi, or such Person.


                   ARTICLE 8. - MISCELLANEOUS

     8.1. NOTICES. Except as otherwise specified herein, all notices to or upon the parties hereto shall be in writing (including teletransmissions), shall be given or made to the party to which such notice is required or permitted to be given or made under this Agreement at the address or telex or telecopier number set forth below or at such other address or telex or telecopier number as any party hereto may hereafter specify to the others in writing, and (unless otherwise specified herein) shall be deemed delivered on receipt, if teletransmitted or delivered by hand, or three (3) Business Days after mailing, and all mailed notices shall be by registered or certified mail, postage prepaid:

                If to Borrower or CTi to:

                PCD Inc.
                2 Technology Drive
                Peabody, MA  01960
                Attention:  Mr. John Dwight
               (Facsimile No. 508-532-6800)

                With a copy to:

                c/o C. Russel Hansen, Jr., Esquire
                General Counsel
                PCD Inc.
                2 Technology Drive
                Peabody, MA  01960
               (Facsimile No. 508-532-6800)


                If to Lender to:

                Eastern Bank
                605 Broadway
                Saugus, MA  01906
                Attention:  Mr. John P. Farmer, Vice President
               (Facsimile No. 617-231-4858)

                With a copy to:

                Jeffrey M. Freedman, Esquire
                Brown, Rudnick, Freed & Gesmer
                One Financial Center
                Boston, MA  02111
               (Facsimile No. 617-856-8201)

     8.2. NO WAIVER OF RIGHTS. No failure to exercise nor any delay in exercising, on the part of Lender, any right, remedy, power or privilege under the Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power, or privilege operate as a waiver of any further or complete exercise thereof. No waiver shall be effective unless in writing. No waiver or condonation of any breach on one occasion shall be deemed a waiver or condonation on any other occasion.

     8.3. CUMULATIVE REMEDIES. Each of the Loan Documents and the obligations of Borrower thereunder are in addition to and not in substitution for any other obligations or security interests now or hereafter held by Lender and shall not operate as a merger of any contract or debt or suspend the fulfillment of or affect the rights, remedies, powers, or privileges of Lender in respect of any obligation or other security interest held by it for the fulfillment thereof. The rights and remedies provided in the Loan Documents are cumulative and not exclusive of any other rights or remedies provided by law.

     8.4. SUCCESSORS. This Agreement shall be binding upon and inure to the benefit of Borrower, CTi, Lender and all future holders of the Notes, and their respective successors and assigns, except that Borrower and CTi may not assign or transfer their rights or obligations hereunder without the prior written consent of Lender. Borrower and CTi acknowledge that Lender may, from time to time, sell participation interests in the Loans and Borrower's other obligations hereunder, to third parties, on such terms and conditions as Lender may determine, and Borrower and CTi specifically consent thereto. Lender also may from time to time assign its rights and delegate its obligations, including its obligation to make part or all of the Loans or grant part or all of any other financial accommodation under this Agreement, in which event Borrower and CTi shall only have recourse to the assignee for the performance of Lender's obligations that have been so delegated. For these purposes Lender may disclose to an intended or actual participant or assignee all or any information supplied to Lender by or on behalf of Borrower or Cti.

     8.5. GOVERNING LAW. This Agreement, the Note and other Loan Documents shall be governed by, and construed and interpreted in accordance with, the laws of the Commonwealth of Massachusetts.

     8.6.  SUBMISSION TO JURISDICTION; WAIVER OF TRIAL BY JURY.

          (a) For purposes of any action or proceeding involving the Loan Documents or any other agreement or document referred to therein, Borrower and CTi hereby submit to the jurisdiction of all federal and state courts located in the Commonwealth of Massachusetts and consent that any order, process, notice of motion or other application to or by any of said courts or a judge thereof may be served within or without such court's jurisdiction by registered mail or by personal service, provided a reasonable time for appearance is allowed (but not less than the time otherwise afforded by any law or rule).

          (b) THE BORROWER, CTi AND LENDER EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE (TO THE EXTENT PERMITTED BY APPLICABLE LAW) (i) ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY OF ANY DISPUTE ARISING UNDER OR RELATING TO THIS AGREEMENT, ANY NOTE, ANY OTHER LOAN DOCUMENT OR ANY OTHER AGREEMENT OR DOCUMENT REFERRED TO HEREIN OR THEREIN AND AGREES THAT ANY SUCH DISPUTE SHALL BE TRIED BEFORE A JUDGE SITTING WITHOUT A JURY; AND (ii) ANY RIGHT TO CONTEST THE APPROPRIATENESS OF ANY ACTION BROUGHT WITHIN THE JURISDICTION MENTIONED IN PARAGRAPH (a) OF THIS SECTION BASED ON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE, OR FORUM NON CONVENIENS.

     8.7. COMPLETE AGREEMENT, AMENDMENTS. This Agreement, together with the Notes and other Loan Documents contains the entire agreement between the parties with respect to the transactions contemplated hereby, and supersedes all negotiations, presentations, warranties, commitments, offers, contracts and writings prior to the date hereof relating to the subject matter. This Agreement may only be amended, modified, waived, discharged or terminated by a writing signed by the party to be charged with such amendment, modification, waiver, discharge or termination.

     8.8. EXPENSES. The Borrower shall pay on demand, regardless of whether any Default or Event of Default has occurred or whether any proceeding to enforce any Loan Document has been commenced, all out-of-pocket expenses (including, without limitation, the reasonable fees and disbursements of counsel to Lender) incurred by Lender in connection with (a) the administration, filing or recording of the Loan Documents, and any future requests for amendments or waivers of the Loan Documents (whether or not the transactions contemplated thereby shall be consummated), (b) the collection of the Loans and any and all other obligations of Borrower to Lender whether now existing or hereafter arising, or with the preservation, exercise or enforcement of Lender's rights and remedies under or in connection with the Loan Documents, including, without limitation, any and all expenses incurred by Lender in or in connection with any case commenced by or against Borrower under the Bankruptcy Code, and (c) any claim or liability for any stamp, excise or other similar taxes and any penalties or interest with respect thereto that may be levied, collected, withheld or assessed by any jurisdiction in connection with the execution and delivery of the Loan Documents or any modification thereof. This covenant shall survive payment of the Loans and termination of this Agreement. Borrower hereby authorizes Lender to make Loans to pay any amount owed by Borrower under this Section or to debit Borrower's deposit accounts if Borrower fails to pay such amount promptly after demand.

     8.9. INDEMNIFICATION. Borrower and CTi agree to indemnify and hold Lender harmless from and against any and all loss, liability, obligations, damages, penalties, judgments, actions, claims, costs and expenses (including, without limitation, attorneys&WP1-9; fees and disbursements) now or in the future incurred by or asserted against Lender by any Person arising out of or in connection with any past, present, or future action or inaction by Lender, Borrower or CTi in connection with any Loan Document, or any transaction contemplated thereby, except any action or inaction arising out of Lender's gross negligence or willful misconduct.

     8.10. SURVIVAL OF AGREEMENTS. All covenants, agreements, representations and warranties made herein and in the certificates delivered pursuant hereto shall survive the making of Loans and the execution and delivery to Lender of the Notes and shall continue in full force and effect so long as the Notes are outstanding and unpaid or this Agreement remains in effect. All agreements, obligations and liabilities of Borrower and CTi under this Agreement concerning the payment of money to Lender, other than the obligation to pay principal of and interest on Loans, shall survive the payment in full of Loans and termination of this Agreement.

     8.11. SEVERABILITY. Any provision hereof that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     8.12. DESCRIPTIVE HEADINGS. The Table of Contents and the captions in this Agreement are for convenience of reference only and shall not define or limit the provisions hereof.

     8.13. COUNTERPARTS. This Agreement may be executed by one or more of the parties on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed under seal by their respective duly authorized officers as of the date first written above.


WITNESS:                   PCD Inc.


/s/ Lorraine M. Bailey     By: /s/ John L. Dwight, Jr.
----------------------     ---------------------------
                           Name: John L. Dwight, Jr.
                           Title: President

WITNESS:                   CTi Technologies, Inc.

/s/ Lorraine M. Bailey    By: /s/ John L. Dwight, Jr.
----------------------    ---------------------------
                          Name: John L. Dwight, Jr.
                          Title: President

                          Eastern Bank


                          By: /s/ John P. Farmer
----------------------    ---------------------------
                          Name:  John P. Farmer
                          Title: Vice President

                            SCHEDULE 1

                           Definitions


     "Affiliate" - as to any Person (a) any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with such Person, or (b) any other Person who is an officer or director of such Person, or (c) any Person described in clause (a) above (other than any Subsidiary all of the capital stock of which is owned by Borrower).

     "Bankruptcy Code" - The Bankruptcy Reform Act of 1978, as heretofore and hereafter amended, and codified as 11 U.S.C. Section 101, et seq.

     "Borrowing Date" - the Business Day on which any Loan is made.

     "Business Day" - any day on which commercial banks are open for business in Boston, Massachusetts.

     "Capital Equipment" - equipment that in accordance with GAAP is required or permitted to be depreciated or amortized on Borrower's balance sheet.

     "Capital Expenditures" - for any period, the sum of (i) all expenditures that, in accordance with GAAP, are required to be included in land, property, plant or equipment or similar fixed asset account (whether involving real or personal property) and (ii) Capital Lease Obligations incurred during such period (excluding renewals of Capital Leases).

     "Capital Lease" - any capital lease, conditional sales contract or other title retention agreement relating to the acquisition of Capital Equipment.

     "Capital Lease Obligations" - the aggregate capitalized amount of the obligations of Borrower under all Capital Leases.

     "Cash Equivalents" - (a) securities with maturities of 180 days or less from the date of acquisition issued or fully guaranteed or insured as to payment of principal and interest by the United States or any agency thereof,
(b) certificates of deposit with maturities of 365 days or less from the date of acquisition issued by Lender or any domestic commercial bank having capital and surplus reasonably acceptable to Lender and (c) commercial paper of a domestic issuer rated at least either A-2 by Standard & Poor's or B-2 by Moody's Investors Service with maturities of 180 days or less from the date of acquisition.

     "COBRA" - the Consolidated Omnibus Budget Reconciliatory Act of 1985, as amended, including the sections of the IRC affected by it and all regulations promulgated under such Act or the IRC.

     "Collateral" - has the meaning given such term in the Security Agreement.

     "Commitment Period" - the period from and including the Initial Borrowing Date to and including the Termination Date.

     "Commonly Controlled Entity" - an entity, whether or not incorporated, which is under common control with Borrower within the meaning of Section 414(b) or (c) of the IRC.

     "Contingent Liability" - any obligation of Borrower or CTi guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly.

     "CTi Revolving Credit Commitment" - the commitment by the Lender to make CTi Revolving Credit Loans pursuant to SeCTion 2.13.

     "CTi Revolving Credit Loan" - any loan made pursuant to Section 2.13.

     "CTi Revolving Credit Limit" - Two Hundred Fifty Thousand Dollars ($250,000.00).

     "CTi Revolving Credit Note" - a promissory note of CTi made to evidence the CTi Revolving Credit Loans, in the form of Exhibit B, as it may be amended, supplemented or otherwise modified from time to time.

     "CTi Termination Date" - the earlier of (a) June 30, 1997 and (b) the date the Lender's commitment to make CTi Loans is terminated pursuant to
Section 7.2 of Article 7.

     "Default" - any event specified in Article 7, whether or not any requirement for the giving of notice or lapse of time or any other condition has been satisfied.

     "Dividends" means, for any applicable period, the aggregate of all amounts paid or payable (without duplication) as dividends (exclusive of dividends payable solely in capital stock of Borrower), distributions or owner withdrawals with respect to Borrower's shares of capital stock, whether now or hereafter outstanding and includes any purchase, redemption or other retirement of any shares of the Borrower's stock, directly or indirectly.

     "Dollars" and "$" - lawful money of the United States. Any reference to payment means payment in immediately available Dollar funds.

     "ERISA" - the Employee Retirement Income Security Act of 1974, as amended from time to time, including all regulations promulgated under such Act.
                              -25-

    "Earnings" - for any period, the net income from continuing operations (or deficit) of the Borrower determined in accordance with GAAP excluding all extraordinary and nonrecurring gains.

     "Event of Default" - any event specified in Article 7, provided that any requirement for the giving of notice or lapse of time or any other condition has been satisfied.

     "Financial Statements" - financial statements of Borrower and its Subsidiaries, on a consolidated basis, prepared on a consistent basis in accordance with GAAP and containing balance sheets, statements of income and retained earnings and statements of cash flow. Financial Statements for a fiscal year shall contain an audit report without qualification (except for changes in GAAP with which such accountants concur) by independent certified public accountants selected by Borrower and acceptable to Lender. Financial Statements for a quarter shall be certified by the chief financial officer of Borrower as prepared in accordance with GAAP except for year-end adjustments and except that such interim statements need not contain footnotes.

     "GAAP" - those generally accepted accounting principles set forth in Statements of the Financial Accounting Standards Board and in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants or which have other substantial authoritative support in the United States and are applicable in the circumstances, as applied on a consistent basis. As used in the preceding sentence "consistent basis" shall mean that the accounting principles observed in the current period are comparable in all material respects to those applied in the preceding period.

     "Hazardous Material" - any hazardous waste, toxic substance hazardous chemical, radioactive material, hazardous material, oil or gasoline, under any applicable federal or state statute, county or municipal law or ordinance, including (without limitation) any substance defined as a "hazardous substance" or "toxic substance" (or comparable term) in the Comprehensive Environmental Response, Compensation and Liability Act, as amended (42 U.S.C. 9601, et seq.), the Hazardous Materials Transportation Act (49 U.S.C. 1802), or the Resource Conservation and Recovery Act (42 U.S.C. 6901, et seq.).

     "Indebtedness" - with respect to any Person, any item that would properly be included as a liability on the liability side of a balance sheet of such Person as of any date as of which Indebtedness is to be determined and includes (but is not limited to) (a) all obligations for borrowed money including all Loans, (b) all obligations evidenced by bonds, debentures, notes or other similar instruments, (c) all obligations to pay the deferred purchase price of property or services, (d) all Capital Lease Obligations and (e) all obligations in respect of advances made or to be made under letters of credit issued for such Person's account and in respect of acceptances of drafts drawn by such Person.

     "Initial Borrowing Date" - the date of this Agreement.

     "Intellectual Property" - shall mean "Intellectual Property," as defined in Section 101(60) of the Bankruptcy Code, now or hereafter owned by Borrower, together with all of the following property now or hereafter owned by
Borrower: all domestic and foreign patents and patent applications; inventions, discoveries and improvements, whether or not patentable; trademarks, trademark applications and registrations; service marks, service mark applications and registrations; copyrights, copyright applications and registrations; all licenses therefor; trade secrets and all other proprietary information.

     "Investment" - any transfers of property to, contribution to capital of, acquisition of stock, other securities or evidences of indebtedness of, acquisition of businesses or acquisition of property of any Person, other than in the ordinary course of business.

     "IRC" - the Internal Revenue Code of 1986, as amended from time to time and including all regulations promulgated thereunder.

     "Lien" - any mortgage, deed of trust, pledge, hypothecation, assignment, deposit arrangement, encumbrance (including, without limitation, any easement, right-of-way, zoning or similar restriction or title defect), lien (statutory or other) or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing and the filing of any financing statement under the UCC or comparable law of any jurisdiction).

     "Loans" - the PCD Revolving Credit Loan and the CTi Revolving Credit
Loan;

     "Loan Documents" - this Agreement, the PCD Revolving Credit Note, the CTi Revolving Credit Note, and all other instruments and documents executed in connection with the indebtedness covered hereby and thereby.

     "Material Adverse Change" means a material adverse change, as reasonably determined by the Lender, in the property, business (including its prospects), operations, financial conditions, liabilities or capitalization of Borrower and its Subsidiaries (taken as a whole).

     "Material Adverse Effect" - means a material adverse effect, as reasonably determined by the Lender, on (a) the property, business (including its prospects), operations, financial conditions, liabilities or capitalization of Borrower and its Subsidiaries (taken as a whole); or (b) the validity or enforceability of any of the Loan Documents.

     "Multiemployer Plan" - a Plan which is a multiemployer plan as defined in
Section 3(37)(A) of ERISA or Section 414(f) of the IRC.

     "Notes" - the PCD Revolving Credit Note and the CTi Revolving Credit
Note.

     "Obligations" means all loans, advances, interest, fees, debts, guaranties, liabilities, obligations (including without limitation the Loans and contingent obligations under guarantees), agreements, undertakings, covenants and duties owing or to be performed or observed by Borrowers to or in favor of Lender, of every kind and description (whether or not evidenced by any note or other instrument; for the payment of money;

arising out of the Loans, this Agreement or any other agreement between Lender and Borrowers or any other instrument of Borrowers in favor of Lender; arising out of or relating or similar to transactions described herein; or contemplated as of the Closing Date), direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, including without limitation all interest, fees, charges, and amounts chargeable to Borrowers under this Agreement.

     "PBGC" - the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA.

     "PCD Revolving Credit Commitment" - the commitment by the Lender to make PCD Revolving Credit Loans pursuant to Section 2.1.

     "PCD Revolving Credit Limit" - Five Million Dollars ($5,000,000).

     "PCD Revolving Credit Loan" - any loan made pursuant to Section 2.1.

     "PCD Revolving Credit Note" - a promissory note of Borrower made to evidence the PCD Revolving Credit Loans, in the form of Exhibit A, as it may be amended, supplemented or otherwise modified, from time to time.

     "PCD Termination Date" - the earlier of (a) June 30, 1997 and (b) the date the Lender's commitment to make PCD Loans is terminated pursuant to
Section 7.2 of Article 7.

     "Person" - an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

     "Plan" - any pension plan, as defined in Section 3(2) of ERISA and any welfare plan, as defined in Section 3(1) of ERISA, which is sponsored, maintained or contributed to by Borrower or any Commonly Controlled Entity, or in respect of which Borrower or a Commonly Controlled Entity is an "employer" as defined in Section 3(5) of ERISA.

     "Base Rate" - for any day the rate on such day announced by Lender as its Base Rate. The Base Rate is a reference rate and does not necessarily represent the lowest or best rate charged to any customer.

     "Reportable Event" - any of the events set forth in Section 4043(b) of ERISA.

     "Revolving Credit Commitment" - the commitment by Lender to make the PCD Credit Loan and the CTi Credit Loan.

     "Revolving Credit Loans" - any loan made pursuant to Section 2.1 and 2.13.

     "Solvent" - as to any Person, such Person (i) owns Property the fair market value of which is greater than the amount required to pay all Indebtedness, (ii) owns Property the present fair salable value of which is greater than the amount that will be required to pay the probable liability of such Person on its existing Indebtedness as such becomes absolute and matured,
(iii) is able to pay all its Indebtedness as such Indebtedness matures and
(iv) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

     "Subordinated Debt" - any indebtedness that is subordinated as to payment and as to Lien (if any) to the prior payment in full of the obligations of Borrower to Lender and to the Liens granted by Borrower to Lender.

     "Subsidiary" - with respect to any Person, any corporation, partnership, trust or other organization, whether or not incorporated, the majority of the voting stock or voting rights of which is owned or controlled, directly or indirectly, by such Person.

     "Termination Date" - the earlier of (a) June 30, 1997, and (b) the date the Lender's commitment to make Loans is terminated pursuant to Section 7.2 of
Article 7.

     "UCC" - the Uniform Commercial Code as it may from time to time be in effect in the Commonwealth of Massachusetts.

                            PCD Inc.
                      Borrower's Documents

Schedule 3.2 - List of states where Borrower is qualified as a foreign corporation.

     Massachusetts
     Arizona

                            PCD Inc.
                      Borrower's Documents

Schedule 3.3 - List of subsidiaries

     PCD Inc.
     CTi Technologies, Inc.
     PCD Securities Corp.

                            PCD Inc.
                      Borrower's Documents

Schedule 3.8 - Schedule of Litigation

     On August 21, 1995, the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona seeking a declaratory judgement against Wayne K. Pfaff, an individual resident in Texas ("Pfaff"), and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgement that two United State patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent")(collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks)(the "CTi Products") and BGA packages (the "CTi BGA Products")(collectively, the "CTi Products). Pfaff has filed a counterclaim alleging that CTi infringes the "Pfaff Leadless Patent" and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent.

     The Company understands that Pfaff has been issued patents for the inventions covered by the Pfaff Leadless Patents in Germany, France, Great Britain, Japan and Malaysia (together with the United Sates, the
"Territory"). Revenue from sales of CTi Leaded Products in the Territory in 1995 was approximately $5.8 million, which represented approximately 23% of the Company's net sales in 1995. Due to a shift in customer base, the Company expects that net sales of CTi Leaded Products in the Territory, both in percentage terms and absolute amount, will decline significantly in 1996 and beyond. The CTi BGA Products are not expected to make a significant contribution to revenues of the Company until years subsequent to 1996.

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

     The company, believes, based on the advice of counsel, that CTi has meritorious defenses against any claim that CTi Products infringe the Pfaff Patents, and CTI intends to prosecute and defend vigorously its position in its declaratory judgment action and any related or subsequent litigation. Although Wells invoked similar defenses on the Pfaff Leadless Patent in its lawsuit with Pfaff, the Company believes that CTI will prevail in pending or any future litigation with Pfaff, and an adverse outcome could have a material adverse effect on the financial condition, results of operations and business of the Company. Such adverse effect could include, without limitation, the requirement that CTi pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

                            PCD Inc.
                      Borrower's Documents


Schedule 5.1 - Disclosed Existing Indebtedness

     At this time, the Company has no existing indebtedness

                            PCD Inc.
                      Borrower's Documents


Schedule 5.1 - Disclosed Liens

     At this time, the Company knows of no Liens.










<EXHIBIT>
                                                   EXHIBIT 10.8

                   THIRD AMENDMENT TO LEASE AGREEMENT
                          DATED JUNE 25, 1996


   This Third Amendment made as of the 25th day of June, 1996 by and between CENTENNIAL PARK ASSOCIATES LIMITED PARTNERSHIP III, a Massachusetts limited partnership, as Landlord, and PCD INC. (formerly Precision Connector Designs, Inc.), a Massachusetts corporation, as Tenant.

   Reference is made to a Lease between the Trustees of Centennial Park Associates Realty Trust II, Landlord's predecessor in title to the subject property, and Tenant dated June 29, 1987 (the "Original Lease"), as amended by a First Amendment between said Trustees and Tenant dated August 22, 1989 (the "First Amendment"), and by a Second Amendment between Landlord and Tenant dated July 15, 1993 (the "Second Amendment", and the Original Lease as amended by the First Amendment and the Second Amendment, the "Lease") for approximately 50,263 square feet of space (the "Demised Premises") in thebuilding commonly known as and numbered Two Technology Drive, Peabody, Massachusetts (the "Building"), all as more particularly described in the Lease. A Notice of the Lease is recorded with Essex South Registry of Deeds in Book 10624, Page 38. A Notice of Amended Lease taking account of the First Amendment and the Second Amendment is recorded with said Registry in Book 12045, Page 141. The Term of the Lease is currently scheduled to expire on August 31, 1998. All capitalized terms used in this Amendment which are not defined herein and which are not otherwise proper nouns shall be defined as set forth in the Lease.

   WHEREAS, the Demised Premises under the Lease originally consisted of 40,000 square feet in the Building;

   WHEREAS, the Second Amendment added Additional Space A containing 4,994 square feet and Additional Space B containing 5,269 square feet to the Demised Premises, increasing the size of the Demised Premises to the current 50,263 square feet;

   WHEREAS, the area in the Building shown as Additional Space C on Exhibit AA attached hereto, containing approximately 10,000 square feet and being the balance of the Building not presently included in the Demised Premises ("Additional Space C"), is expected to become available on December 1, 1997 upon the expiration of the current lease of such space between Landlord and Analogic Corporation;

   WHEREAS, Landlord and Tenant wish to add Additional Space C to the Demised Premises when it becomes available;

   WHEREAS, Landlord and Tenant further wish to extend the Term of the Lease for five (5) years beyond the current expiration date;

   WHEREAS, Landlord and Tenant have agreed to modify the Basic Annual Rent under the Lease for the period from July 1, 1996 through August 31, 1998 (the currently scheduled Term expiration date);

   WHEREAS, Landlord and Tenant have further agreed upon the Basic Annual Rent to apply during the additional five years being added to the Term by this Amendment;

   WHEREAS, after Additional Space C becomes a part of the Demised Premises Tenant intends to make certain additions to the HVAC equipment (as distinguished from HVAC distribution) to service 10,000 square feet of the Demised Premises, and Landlord has agreed to provide Tenant with a reduction of Basic Annual Rent for the cost to Tenant of said improvements; and

   WHEREAS, Centennial Park Associates, Inc. has succeeded Stanton L. Black as General Partner of Centennial Park Associates Limited Partnership III and is accordingly executing this Amendment on behalf of said limited partnership in place of said Black, who executed the aforesaid Second Amendment.

   NOW THEREFORE, for good and valuable consideration, the receipt of which is hereby acknowledged, and also in consideration of the mutual covenants and conditions set forth below, Landlord and Tenant now hereby further amend the Lease as follows:

   1. CLARIFICATION OF DEFINITION OF "BUILDING". The Original Lease made a distinction between a 40,000 square foot structure defined as the "Building" and an attached but distinct 20,000 square foot structure defined as the "Expansion Space", all constructed by Landlord. The original Demised Premises comprised the Building. What later became Additional Space A and Additional Space B under the Second Amendment and what has now become Additional Space C under this Amendment are located in and together comprise the entire Expansion Space. The distinction between the Building and the Expansion Space was previously relevant because the original Demised Premises was limited to the Building. However, since the Second Amendment added portions of the Expansion Space to the Demised Premises and since this Amendment is adding the balance of such space, the term "Building" as used in the Lease shall henceforth mean both the Building and the Expansion Space together, i.e. the entire 60,000 square foot structure currently on the Lot.

   2. EXPANSION OF DEMISED PREMISES. Effective December 1, 1997, the Demised Premises shall be expanded to include Additional Space C. Accordingly, beginning on said date and continuing through the end of the Lease Term (as extended hereby), the Demised Premises shall contain 60,000 square feet (the 50,263 square feet currently in the Demised Premises plus the approximately 10,000 square feet in Additional Space C, Landlord and Tenant hereby agreeing to round off the area of the Demised Premises at 60,000 square feet and to use such figure for all relevant calculations) and comprise all of the rentable space currently in the Building. All of the terms and conditions of the Lease (as amended hereby) shall apply to Additional Space C, just as they apply to the rest of the Demised Premises. The Demised Premises shall at all times include the rights with respect to the Lot set forth in the Lease.

   3.  EXTENSION OF TERM.  The Term of the Lease is hereby extended for five
(5) years past the currently scheduled expiration date of August 31, 1998, so that it shall now instead expire on August 31, 2003.


   4. ADJUSTMENT OF BASIC ANNUAL RENT. The amounts payable as Basic Annual Rent under the Lease for the period July 1, 1996 through the end of the Term (as extended hereby) shall be as set forth in the rent schedule attached hereto as Exhibit BB. The Basic Annual Rent set forth in said Exhibit BB shall supersede and replace the Basic Annual Rent presently set forth in the Lease for such period. There shall be no increases to the Basic Annual Rent for any changes in the Cost of Living or the Consumer Price Index.

   5. ADJUSTMENT OF PRO RATE SHARES. Beginning December 1, 1997 and continuing for the balance of the Term (as extended hereby), Tenant's pro rata share with respect to the items below shall be as follows:

      (a) REAL ESTATE TAXES: Tenant's pro rata share of real estate taxes on the Building and Lot payable by Tenant under to Sections 5.1 and 13.2 of the Lease shall be 100%.

      (b) CERTAIN REIMBURSABLE EXPENSES: In the event that Tenant should be obligated to reimburse Landlord for any services or work, such as snowplowing, pursuant to Section 5.2(a) of the Lease, then in determining the fraction allocable to Tenant in accordance with said Section (i) the numerator shall be 60,000 square feet and (ii) the denominator shall be the total rentable floor area of all buildings having the benefit of such services.

   6. DELIVERY OF ADDITIONAL SPACE C. Landlord shall deliver Additional Space C to Tenant free and clear of all other tenants and occupants, with all of any previous tenant's or occupant's property removed and otherwise in the same condition as such space is on the date hereof, reasonable wear and tear excepted, by December 1, 1997. If for any reason Landlord shall fail to do so, then (a) Landlord shall make best efforts to remove any prior tenant or occupant from Additional Space C, to put such space in the required condition and to deliver such space to Tenant as soon as after said date as possible,
(b) the Basic Annual Rent set forth in Section 4 and Exhibit BB hereof, Tenant's pro rata cost shares set forth in Section 5 hereof and any other charges due from Tenant under the Lease shall be reduced by the proportionate amount allocable to Additional Space C for the period from December 1, 1997 until Landlord so delivers such space, (c) Tenant shall not have any other obligations with respect to Additional Space C until Landlord so delivers such space and (d) Tenant shall have the right to enforce Landlord's obligation so to deliver Additional Space C by appropriate action or actions against Landlord in equity. Tenant shall not under any circumstances have any obligations with respect to Additional

Space C until such time as such space is delivered by Landlord and added to the Demised Premises as provided herein. Notwithstanding that Landlord is to deliver Additional Space C "in the same condition as such space is in on the date hereof", Landlord shall still perform the same ongoing maintenance, repairs, work and obligations with respect to such space as Landlord is required to perform with respect to the rest of the Building under the terms of the Lease.

   7. REDUCTION IN BASIC ANNUAL RENT. If Tenant installs additional HVAC equipment to serve Additional Space C or any other 10,000 square foot area of the Demised Premises, then provided that said improvements are completed and reasonable evidence of the completion and cost of the improvements is submitted to Landlord by the later of (a) December 1, 1998 or (b) one year after the date that Landlord delivers Additional Space C to Tenant, the Basic Annual Rent otherwise due from Tenant shall be reduced, beginning with the first monthly payment due after such improvements have been substantially completed and continuing for the balance of the Term (as extended hereby), by an amount per month equal to (x) the cost of such improvements up to a maximum of $60,000, divided by (y) the number of months remaining in the Term at the time such reduction commences. Such reduction shall be in addition to the adjustments to Basic Annual Rent effected by Section 4 and Exhibit BB hereto.

   8. HAZARDOUS MATERIALS. Tenant shall not in any manner be liable for, required to clean up, responsible for compliance with applicable laws and regulations regarding, obligated to pay or bear any costs or expenses with respect to, nor in any other manner be responsible for any hazardous materials (as defined in Section 9.2(b) of the Lease and further including oil, petroleum products, asbestos, urea formaldehyde foam insulation, materials containing lead, radon and flammable, combustible or explosive materials) left, abandoned, brought, generated, stored, used, located, installed, disposed of, spilled, released, emitted or discharged on, in or from Additional Space C by any prior tenant or occupant, Landlord or anyone besides Tenant or Tenant's employees, servants, agents, contractors, licensees, customers and invitees (each a "Tenant Party" and collectively the "Tenant Parties"). Without limiting the foregoing, Tenant may at the time Landlord delivers Additional Space C have such space and the Building and Lot inspected and tested by a qualified environmental firm. If such inspection and testing reveals the presence of any hazardous materials (other than hazardous materials released or discharged by Tenant or a Tenant Party), then Tenant may by written notice to Landlord refuse to accept delivery of Additional Space C, in which event (a) such space shall not be added to the Demised Premises, (b) the Basic Annual Rent set forth in Section 4 and Exhibit BB hereof, Tenant's pro-rata cost shares set forth in Section 5 hereof and any other charges due from Tenant under Lease shall be reduced by the proportionate amount allocable to Additional Space C for the balance of the Term (as extended hereby) and
(c)Tenant shall not have any obligations with respect to Additional Space C. Nothing in this Section 8 shall be deemed to limit Paragraph 10 of the Second Amendment.

   9. LANDLORD'S CONSENT TO INSTALLMENTS, ALTERATIONS AND ADDITIONS. Should Landlord's consent be required under Section 9.2(c) of the Lease for any installations, alterations or additions which Tenant may propose to make to Additional Space C, Landlord shall not unreasonably withhold or delay such consent.

   10. NOTICE OF AMENDED LEASE. At the request of either party, Landlord and Tenant shall mutually execute and deliver a further Notice of Amended Lease pursuant to Massachusetts General Laws Chapter 183, Section 4 with respect to this Amendment, and shall record such notice in Essex South Registry of Deeds. In all other respects, the Lease is hereby ratified, confirmed and, approved and shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed these presents as a sealed instrument as of the day and year first above written.

                         LANDLORD:

                         CENTENNIAL PARK ASSOCIATES
                         LIMITED PARTNERSHIP III

                         By its General Partner:

                         CENTENNIAL PARK ASSOCIATES, INC.,



                         By:   /s/ Morton E. Ruderman
                            -----------------------------
                            Morton E. Ruderman, President


                         TENANT:

                         PCD INC.


                         By:   /s/ John L. Dwight
                            -----------------------------
                            John L. Dwight, President

                           EXHIBIT BB

                To Lease between Centennial Park
             Associates Limited Partnership III and
                            PCD Inc.

                       Basic Annual Rent
                       -----------------
                 July 1, 1996 - August 31, 2003
                 ------------------------------


                                 Annual     Annual
                Square Footage  Rate Per    Rental      Monthly
     Period       In Premises  Square Foot   Rate         Rent
--------------- -------------- ----------- ----------- ---------

 7/1/96-8/31/96      50,263        $7.10   $356,867.30 $29,738.94
 9/1/96-8/31/97      50,263        $7.20   $361,893.60 $30,157.80
9/1/97-11/30/97      50,263        $7.30   $366,919.90 $30,576.66
12/1/97-8/31/98      60,000        $7.30   $438,000.00 $36,500.00
 9/1/98-8/31/99      60,000        $7.40   $444,000.00 $37,000.00
 9/1/99-8/31/00      60,000        $7.50   $450,000.00 $37,500.00
 9/1/00-8/31/01      60,000        $7.60   $456,000.00 $38,000.00
 9/1/01-8/31/02      60,000        $7.70   $462,000.00 $38,500.00
 9/1/02-8/31/03      60,000        $7.80   $468,000.00 $39,000.00



























                              PAGE 6 OF 6
<EXHIBIT>
                                                    EXHIBIT 10.9

______________________________
Name of Optionee


                             PCD INC.

                 INCENTIVE STOCK OPTION AGREEMENT
                      (PCD 1996 Stock Plan)


   THIS AGREEMENT is entered into by and between PCD Inc., a Massachusetts corporation with its principal office at Two Technology Drive, Centennial Park, Peabody, Massachusetts 01960-7977 (hereinafter the "Company"), and the undersigned employee of the Company (hereinafter the "Optionee").

        WHEREAS, the Optionee renders important services to the Company, and the Company desires to grant an incentive stock option to the Optionee;

        NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, the parties hereto hereby agree as follows:


1.  GRANT, EXERCISABILITY AND TERM OF OPTION.

   (a) The Company hereby grants to the Optionee pursuant to the PCD 1996 Stock Plan (the "Plan") the option to purchase from the Company upon the terms and conditions hereinafter set forth the number of shares ("Shares") of the $0.01 par value common stock ("Common Stock") of the Company set forth on the signature page below at the purchase price per Share so set forth (the "Option Price"). The date of grant of this option is the date set forth at the execution page of this Agreement as the "Option Date."

   (b) Subject to the provisions of Section 5 hereof, this option is exercisable in full or in part and shall remain exercisable until it expires on the tenth anniversary of the Option Date, unless the option is sooner terminated as hereinafter specified. Only whole Shares may be purchased pursuant to this option.

2.  CONDITIONS AND LIMITATIONS.

   (a) The option is granted on the condition that the purchase of shares hereunder shall be for investment purposes and not with a view to resale or distribution, except that such condition shall be inoperative if the offering of Shares subject to the option is registered under the Securities Act of 1933, as amended, or if in the opinion of counsel for the Company such Shares may be resold without registration. At the time of the exercise of the option or any installment thereof, the Optionee will execute such further agreements as the Company may require to implement the foregoing condition and to acknowledge the Optionee's familiarity with restrictions on the resale of the Shares under applicable securities laws, and the Company may stamp such legend on the certificate representing the Shares as may be necessary or appropriate in light of the foregoing condition.

   (b) The Company will furnish upon request of the Optionee copies of the articles of organization of the Company, as amended, and by-laws of the Company, as amended, and such publicly available financial and other information concerning the Company and its business and prospects as may be reasonably requested by the Optionee in connection with exercise of this option.

   (c) The option shall not be transferable otherwise than by will or by the laws of descent and distribution, and except as provided in Section 4 the option shall be exercisable during the lifetime of the Optionee by the Optionee only. Notwithstanding the foregoing, however, if the Optionee is determined to be mentally incompetent and a guardian or conservator (or other similar person) is appointed by a court of competent jurisdiction to manage the Optionee's affairs, the guardian or conservator (or other similar person) may exercise the option on behalf of the Optionee, provided that such exercise is made within the time limits prescribed herein.

   (d) The option granted in this Agreement is subject to the terms, conditions and definitions of the Plan, a copy of which is attached hereto.
To the extent that the terms, conditions and definitions of this Agreement are inconsistent with those of the Plan, those of this Agreement shall govern.
The Optionee hereby accepts this option subject to all such provisions of the Plan and agrees that all decisions under, and interpretations of, such provisions of the Plan by the Board of Directors of the Company (the "Board") or the Committee, as defined in the Plan, shall be final, binding and conclusive upon the Optionee and his or her heirs.

   (e) In the event that the Company, upon the advice of counsel, deems it necessary to list upon official notice of issuance any shares to be issued pursuant to the Plan on a national securities exchange or to register under the Securities Act of 1933 or other applicable federal or state statute any shares to be issued pursuant to the Plan, or to qualify any such shares for exemption from the registration requirements of the

Securities Act of 1933 under the rules and regulations of the Securities and Exchange Commission or for similar exemption under state law, then the Company shall notify the Optionee to that effect and no Shares shall be issued until such registration, listing or exemption has been obtained. The Company shall make prompt application for any such registration, listing or exemption pursuant to federal or state law or rules of such securities exchange which it deems necessary and shall make reasonable efforts to cause such registration, listing, or exemption to become and remain effective.


3.  EXERCISE OF OPTION; WITHHOLDING TAXES.

   (a) Written notice of the exercise of the option or any installment thereof shall be given to the Company specifying the number of shares for which the option is exercised and accompanied by payment in full of the Option Price. Payment shall be made (a) in cash, (b) by check, (c) by Immediate
Sales Proceeds, as defined below, (d) by delivery and assignment to the Company of shares of Company stock (provided that such shares have been held by the Optionee for at least 6 months before such delivery) owned by the Optionee (which shares have a Market Price not less than the Option Price), or
(e) by any combination of the foregoing. As used herein, "Market Price" shall mean the closing price of the Common Stock as reported on the Nasdaq National Market for the relevant date (or, if such date is not a trading date or if no trades took place on such date, then such closing price for the last previous trading date or the last previous date on which a trade occurred, as the case may be); provided that if the Common Stock is no longer traded on the Nasdaq National Market on the relevant date, then the Market Price as of such date shall be determined by the Committee. Notwithstanding the foregoing, this option may not be exercised by delivery and assignment to the Company of shares of Company stock to the extent that such delivery and assignment would constitute a violation of the provisions of any law, or related regulation or rule, or any agreement or Company policy, restricting the transfer or redemption of the Company's stock. As used herein, the term "Immediate Sales Proceeds" shall mean the assignment in form acceptable to the Company of the proceeds of a sale of the Shares acquired on the exercise of this option pursuant to a procedure approved by the Company. The Company reserves the right to decline to approve any such procedure in the Company's sole and absolut e discretion.

   (b) The Company's obligation to deliver Shares upon exercise of an option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. Without limiting the generality of the foregoing, the Company shall have the right to deduct from payments of any kind otherwise due to the Optionee any federal, state or local taxes of any kind required by law to be withheld with respect to any Shares issued upon exercise of the option.


4.  TERMINATION OF OPTION.

  In the event that the Optionee ceases to be employed by the Company or any parent or subsidiary of the Company (collectively, the "Company Group") at any time prior to the exercise of this option in full, this option shall terminate according to the following provisions:

   (a) if the Optionee ceases to be employed for any reason other than death or disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the "Code")), the Optionee may at any time within a period of one (1) month after the date of such cessation of employment exercise the option to the extent that the option was exercisable on the date of such cessation;

   (b) if the Optionee ceases to be employed because of disability (as defined in Section 22(e)(3) of the Code), the Optionee may at any time within a period of six months after the date of such cessation of employment exercise the option to the extent that the option was exercisable on the date of such cessation; and

   (c) if the Optionee ceases to be employed because of death, the option, to the extent that the Optionee was entitled to exercise it on the date of death, may be exercised within a period of six months after the Optionee's death by the person or persons to whom the Optionee's rights under the option shall pass by will or by the laws of descent and distribution; provided, however, that this option may not be exercised to any extent by anyone after the date of its expiration.


5.  EXERCISABILITY OF OPTION.

   So long as Optionee remains an employee of the Company, this Option may be exercised only as follows:

[to be completed]

less the number of Shares as to which this Option has been exercised.

6.  "MARKET STAND OFF" AGREEMENT.

   (a) The Optionee, if requested by the Company or any managing underwriter of the Company's securities, shall agree not to sell or otherwise transfer or dispose of any Shares of the Company held by the Optionee during the period up to 180 days, as requested by the Company or such underwriter, following the effective date of a registration statement of the Company filed under the Securities Act of 1933 (except for any Company securities held by the Optionee sold pursuant to such registration statement). Such agreement shall be in writing in form satisfactory to the Company or such underwriter. The Company may impose stop-transfer instructions with respect to the Shares subject to the foregoing restriction until the end of such period.

   (b) The provisions contained in this Section 6 shall not apply to any transfer of Shares to or in trust for the sole benefit of the Optionee, or any member of the immediate family of the Optionee, including for this purpose the undersigned's spouse, parents, parents-in-law, issue, nephews, nieces, brothers, brothers-in-law, sisters, sisters-in-law, children-in-law and grandchildren-in-law, provided that such transferee agrees in writing to be subject to the terms of Section 6.


7.  NOTICE OF DISPOSITION OF SHARES.

   The Optionee hereby agrees to notify the Company promptly if the Optionee disposes of any Shares within one (1) year after the date the Optionee exercises all or part of this option or within two (2) years after the Option Date. At any time during the one or two year periods set forth above, the Company may place a legend on any certificate representing Shares requesting the transfer agent for the Company's stock to notify the Company of any such transfer, and the Optionee hereby authorizes such transfer agent so to notify the Company (whether or not such Optionee's stock certificates have been so legended). The obligation of the Optionee to notify the Company of any such transfer shall continue notwithstanding that a legend has been placed on the certificate pursuant to the preceding sentence. Optionees are urged to review the description of the Plan provided by the Company for a more detailed discussion of the Federal tax consequences of such a disposition under current law. Additionally, if the Optionee is subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, or the rules and regulations promulgated thereunder, any disposition by the Optionee of the Optioned Shares purchased under the Option within six months of the date of grant may deprive the Optionee of the protection from 16(b) liability which the provisions of the Plan seek to provide.

8.  $100,000 LIMITATION.

   Under Section 422 of the Code, the aggregate Market Price of the shares with respect to which incentive stock options granted by any member of the Company Group first become exercisable by an employee during any calendar year cannot exceed $100,000 (the "$100,000 limitation"). To the extent, if any, that the $100,000 limitation is exceeded by reason of the grant of this option, this option shall be deemed, to the maximum extent possible, if any, to be an incentive stock option, and the portion of this option that is exercisable for shares in excess of the $100,000 limitation shall be treated as a non-qualified option pursuant to Section 422(d) of the Code.

9.  NOTICES.

   All notices or demands given pursuant to this Agreement shall be in writing and shall be deemed to have been sufficiently given if delivered by hand or sent by certified or registered mail, postage prepaid, addressed to the Company at its principal office or to the Optionee (or the Optionee's legal representatives) at the address stated in the Optionee's (or their) notice or at the Optionee's address appearing on the books of the Company.


10. NO EMPLOYMENT COMMITMENT; TAX TREATMENT.

   Nothing herein contained shall be deemed to be or constitute an agreement or commitment by the Company or any other member of the Company Group to continue the Optionee in its employ. Although the option granted hereunder is intended to qualify as an incentive stock option under Section 422 of the Code, the Company makes no representation about the tax treatment to the Optionee with respect to receipt or exercise of the option or acquiring, holding or disposing of the Shares, and the Optionee represents that the Optionee has had the opportunity to discuss such treatment (including the possible application of Section 83 of the Code) with the Optionee's tax adviser. The Optionee shall have no rights as a stockholder with respect to the shares subject to the option until the exercise of the option and the issuance of a stock certificate for the Shares with respect to which the option shall have been exercised.

11. ADJUSTMENTS.

   Upon the occurrence of any of the following events, after the Option Date, a Optionee's rights with respect to this Option shall be adjusted as hereinafter provided:

   (a) STOCK DIVIDENDS AND STOCK SPLITS. If the shares of Common Stock shall be subdivided or combined into a greater or smaller
                                6
number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of this Option shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

   (b) CONSOLIDATIONS OR MERGERS. If the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity, or in the event of a sale of all or substantially all of the Company's assets or otherwise (each, an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Company hereunder (the "Successor Board"), shall, as to this Option, if still outstanding, either (i) make appropriate provision for the continuation of this Option by substituting on an equitable basis for the shares then subject to this Option either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition, (b) shares of stock of the surviving or successor corporation or (c) such other securities as the Successor Board deems appropriate, the fair market value of which shall not materially exceed the fair market value of the shares of Common Stock subject to this Option immediately preceding the Acquisition; or
(ii) upon written notice to the Optionee, provide that this Option must be exercised, to the extent then exercisable or to be exercisable as a result of the Acquisition, within a specified number of days of the date of such notice, at the end of which period this Option shall terminate; or (iii) terminate this Option in exchange for a cash payment equal to the excess of the fair market value of the shares subject to this Option (to the extent then exercisabl e or to be exercisable as a result of the Acquisition) over the exercise price thereof.

   (c) RECAPITALIZATION OR REORGANIZATION. In the event of a recapitalization or reorganization of the Company (other than a transaction described in subparagraph (b) above) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, the Optionee upon exercising this Option shall be entitled to receive for the purchase price paid upon such exercise the securities he or she would have received if he or she had exercised such this Option prior to such recapitalization or reorganization.

   (d) MODIFICATION OF INCENTIVE STOCK OPTIONS. Notwithstanding the foregoing, any adjustments made pursuant to subparagraphs (a), (b) or (c) with respect to this Option shall be made only after the Committee, after consulting with counsel for the Company, determines whether such adjustments would constitute a "modification" (as that term in defined in Section 424 of the Code) of such this Option or would cause any adverse tax consequences for the Optionee. If the Committee determines that such adjustments made with respect to this Option would constitute a modification of this Option or would cause adverse tax consequences to the holders, it may refrain from making such adjustments.

   (e) DISSOLUTION OR LIQUIDATION. In the event of the proposed dissolution or liquidation of the Company, this Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.


12. MISCELLANEOUS.

   This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the Commonwealth of Massachusetts. This Agreement shall be binding upon and inure to the benefit of the heirs and legal representatives of the Optionee and the successors and assigns of the Company, but shall not be assigned by the Optionee at any time without the prior written permission of the Company, and any such attempted assignment shall be void.

   IN WITNESS WHEREOF the parties have executed this Stock Option Agreement as of the Option Date.



_____________________________
Signature of Optionee


_____________________________
Print Name of Optionee


________________________________________________________________
Address

_____________________________
Option Date

_____________________________
Vesting Commencement Date

_____________________________
No. of Shares

_____________________________
Option Price


   Accepted, as the issuer of the Shares, in accordance with the terms of the foregoing Option Agreement as of the foregoing Option Date.

                             PCD INC.


                             By: ______________________________
                                 President

______________________________
Name of Optionee


                             PCD INC.

               NON-QUALIFIED STOCK OPTION AGREEMENT
                      (PCD 1996 Stock Plan)


   THIS AGREEMENT is entered into by and between PCD Inc., a Massachusetts corporation with its principal office at Two Technology Drive, Centennial Park, Peabody, Massachusetts 01960-7977 (hereinafter the "Company"), and the undersigned consultant of the Company (hereinafter the "Optionee").

   WHEREAS, the Optionee renders important services to the Company (such services to be collectively herein referred to as "Service"), and the Company desires to grant a non-qualified stock option to the Optionee;

   NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, the parties hereto hereby agree as follows:


1.  GRANT, EXERCISABILITY AND TERM OF OPTION.

   (a) The Company hereby grants to the Optionee pursuant to the PCD 1996 Stock Plan (the "Plan") the option to purchase from the Company upon the terms and conditions hereinafter set forth the number of shares ("Shares") of the $0.01 par value common stock ("Common Stock") of the Company set forth on the signature page below at the purchase price per Share so set forth (the "Option Price"). The date of grant of this option is the date set forth at the execution page of this Agreement as the "Option Date."

   (b) Subject to the provisions of Section 5 hereof, this option is exercisable in full or in part and shall remain exercisable until it expires on the tenth anniversary of the Option Date, unless the option is sooner terminated as hereinafter specified. Only whole Shares may be purchased pursuant to this option.


2.  CONDITIONS AND LIMITATIONS.

   (a) The option is granted on the condition that the purchase of shares hereunder shall be for investment purposes and not with a view to resale or distribution, except that such condition shall be inoperative if the offering of Shares subject to the option is registered under the Securities Act of 1933, as amended, or if in the opinion of counsel for the Company such Shares may be resold without registration. At the time of the exercise of the option or any installment thereof, the Optionee will execute such further agreements as the Company may require to implement the foregoing condition and to acknowledge the Optionee's familiarity with restrictions on the resale of the Shares under applicable securities laws, and the Company may stamp such legend on the certificate representing the Shares as may be necessary or appropriate in light of the foregoing condition.

   (b) The Company will furnish upon request of the Optionee copies of the articles of organization of the Company, as amended, and by-laws of the Company, as amended, and such publicly available financial and other information concerning the Company and its business and prospects as may be reasonably requested by the Optionee in connection with exercise of this option.

   (c) The option shall not be transferable otherwise than by will or by the laws of descent and distribution, and except as provided in Section 4 the option shall be exercisable during the lifetime of the Optionee by the Optionee only. Notwithstanding the foregoing, however, if the Optionee is determined to be mentally incompetent and a guardian or conservator (or other similar person) is appointed by a court of competent jurisdiction to manage the Optionee's affairs, the guardian or conservator (or other similar person) may exercise the option on behalf of the Optionee, provided that such exercise is made within the time limits prescribed herein.

   (d) The option granted in this Agreement is subject to the terms, conditions and definitions of the Plan, a copy of which is attached hereto.
To the extent that the terms, conditions and definitions of this Agreement are inconsistent with those of the Plan, those of this Agreement shall govern.
The Optionee hereby accepts this option subject to all such provisions of the Plan and agrees that all decisions under, and interpretations of, such provisions of the Plan by the Board of Directors of the Company (the "Board") or the Committee, as defined in the Plan, shall be final, binding and conclusive upon the Optionee and his or her heirs.

   (e) In the event that the Company, upon the advice of counsel, deems it necessary to list upon official notice of issuance any shares to be issued pursuant to the Plan on a national securities exchange or to register under the Securities Act of 1933 or other applicable federal or state statute any shares to be issued pursuant to the Plan, or to qualify any such shares for exemption from the registration requirements of the Securities Act of 1933 under the rules and regulations of the Securities and Exchange Commission or for similar exemption under state law, then the Company shall notify the Optionee to that effect and no Shares shall be issued until such registration, listing or exemption has been obtained. The Company shall make prompt application for any such registration, listing or exemption pursuant to federal or state law or rules of such securities exchange which it deems necessary and shall make reasonable efforts to cause such registration, listing, or exemption to become and remain effective.


3.  EXERCISE OF OPTION; WITHHOLDING TAXES.

   (a) Written notice of the exercise of the option or any installment thereof shall be given to the Company specifying the number of shares for which the option is exercised and accompanied by payment in full of the Option Price. Payment shall be made (a) in cash, (b) by check, (c) by Immediate Sales Proceeds, as defined below, (d) by delivery and assignment to the Company of shares of Company stock (provided that such shares have been held by the Optionee for at least 6 months before such delivery) owned by the Optionee (which shares have a Market Price not less than the Option Price), or
(e) by any combination of the foregoing. As used herein, "Market Price" shall mean the closing price of the Common Stock as reported on the Nasdaq National Market for the relevant date (or, if such date is not a trading date or if no trades took place on such date, then such closing price for the last previous trading date or the last previous date on which a trade occurred, as the case may be); provided that if the Common Stock is no longer traded on the Nasdaq National Market on the relevant date, then the Market Price as of such date shall be determined by the Committee. Notwithstanding the foregoing, this option may not be exercised by delivery and assignment to the Company of shares of Company stock to the extent that such delivery and assignment would constitute a violation of the provisions of any law, or related regulation or rule, or any agreement or Company policy, restricting the transfer or redemption of the Company's stock. As used herein, the term "Immediate Sales Proceeds" shall mean the assignment in form acceptable to the Company of the proceeds of a sale of the Shares acquired on the exercise of this option pursuant to a procedure approved by the Company. The Company reserves the right to decline to approve any such procedure in the Company's sole and absolute discretion.

   (b) The Company's obligation to deliver Shares upon exercise of an option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. Without limiting the generality of the foregoing, the Company shall have the right to deduct from payments of any kind otherwise due to the Optionee any federal, state or local taxes of any kind required by law to be withheld with respect to any Shares issued upon exercise of the option.

4.   TERMINATION OF OPTION.

   In the event that the Optionee ceases to perform Service at any time prior to the exercise of this option in full, this option shall terminate according to the following provisions:

   (a) If the Optionee ceases to perform Service for any reason other than death or disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the "Code")), the Optionee may at any time within a period of one (1) month after the date of such cessation of employment exercise the option to the extent that the option was exercisable on the date of such cessation;

   (b) If the Optionee ceases to perform Service because of disability (as defined in Section 22(e)(3) of the Code), the Optionee may at any time within a period of six months after the date of such cessation of employment exercise the option to the extent that the option was exercisable on the date of such cessation; and

   (c) If the Optionee ceases to perform Service because of death, the option, to the extent that the Optionee was entitled to exercise it on the date of death, may be exercised within a period of six months after the Optionee's death by the person or persons to whom the Optionee's rights under the option shall pass by will or by the laws of descent and distribution; provided, however, that this option may not be exercised to any extent by anyone after the date of its expiration.


5.   EXERCISABILITY OF OPTION.

   So long as Optionee performs Service, this Option may be exercised only as follows:

[to be completed]

less the number of Shares as to which this Option has been exercised.

6.   "MARKET STAND OFF" AGREEMENT.

   (a) The Optionee, if requested by the Company or any managing underwriter of the Company's securities, shall agree not to sell or otherwise transfer or dispose of any Shares of the Company held by the Optionee during the period up to 180 days, as requested by the Company or such underwriter, following the effective date of a registration statement of the Company filed under the Securities Act of 1933 (except for any Company securities held by the Optionee sold pursuant to such registration statement). Such agreement shall be in writing in form satisfactory to the Company or such underwriter. The Company may impose stop-transfer instructions with respect to the Shares subject to the foregoing restriction until the end of such period.

   (b) The provisions contained in this Section 6 shall not apply to any transfer of Shares to or in trust for the sole benefit of the Optionee, or any member of the immediate family of the Optionee, including for this purpose the undersigned's spouse, parents, parents-in-law, issue, nephews, nieces, brothers, brothers-in-law, sisters, sisters-in-law, children-in-law and grandchildren-in-law, provided that such transferee agrees in writing to be subject to the terms of this Section 6.


7.   NOTICES.

   All notices or demands given pursuant to this Agreement shall be in writing and shall be deemed to have been sufficiently given if delivered by hand or sent by certified or registered mail, postage prepaid, addressed to the Company at its principal office or to the Optionee (or the Optionee's legal representatives) at the address stated in the Optionee's (or their) notice or at the Optionee's address appearing on the books of the Company.


8.   NO SERVICE COMMITMENT; TAX TREATMENT.

   Nothing herein contained shall be deemed to be or constitute an agreement or commitment by the Company or any other member of the Company Group to continue the Optionee in Service. The option granted hereunder is not intended to qualify as an incentive stock option under Section 422 of the Code, and the Company makes no representation about the tax treatment to the Optionee with respect to receipt or exercise of the option or acquiring, holding or disposing of the Shares. The Optionee represents that the Optionee has had the opportunity to discuss such treatment with the Optionee's tax adviser.
The Optionee shall have no rights as a stockholder with respect to the shares subject to the option until the exercise of the option and the issuance of a stock certificate for the Shares with respect to which the option shall have been exercised.

9.   ADJUSTMENTS.

   Upon the occurrence of any of the following events, after the Option Date, a Optionee's rights with respect to this Option shall be adjusted as hereinafter provided:

   (a) STOCK DIVIDENDS AND STOCK SPLITS. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of this Option shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

   (b) CONSOLIDATIONS OR MERGERS. If the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity, or in the event of a sale of all or substantially all of the Company's assets or otherwise (each, an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Company hereunder (the "Successor Board"), shall, as to this Option, if still outstanding, either (i) make appropriate provision for the continuation of this Option by substituting on an equitable basis for the shares then subject to this Option either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition, (b) shares of stock of the surviving or successor corporation or (c) such other securities as the Successor Board deems appropriate, the fair market value of which shall not materially exceed the fair market value of the shares of Common Stock subject to this Option immediately preceding the Acquisition; or
(ii) upon written notice to the Optionee, provide that this Option must be exercised, to the extent then exercisable or to be exercisable as a result of the Acquisition, within a specified number of days of the date of such notice, at the end of which period this Option shall terminate; or (iii) terminate this Option in exchange for a cash payment equal to the excess of the fair market value of the shares subject to this Option (to the extent then exercisable or to be exercisable as a result of the Acquisition) over the exercise price thereof.

   (c) RECAPITALIZATION OR REORGANIZATION. In the event of a recapitalization or reorganization of the Company (other than a transaction described in subparagraph (b) above) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, the Optionee upon exercising this Option shall be entitled to receive for the purchase price paid upon such exercise the securities he or she would have received if he or she had exercised such this Option prior to such recapitalization or reorganization.

   (d) DISSOLUTION OR LIQUIDATION. In the event of the proposed dissolution or liquidation of the Company, this Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.


10.   MISCELLANEOUS.

   This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the Commonwealth of Massachusetts. This Agreement shall be binding upon and inure to the benefit of the heirs and legal representatives of the Optionee and the successors and assigns of the Company, but shall not be assigned by the Optionee at any time without the prior written permission of the Company, and any such attempted assignment shall be void.

   IN WITNESS WHEREOF the parties have executed this Stock Option Agreement as of the Option Date.


______________________________
Signature of Optionee


______________________________
Print Name of Optionee


_______________________________________________________________
Address


______________________________
Option Date

______________________________
Vesting Commencement

______________________________
Date

______________________________
No. of Shares

______________________________
Option Price


   Accepted, as the issuer of the Shares, in accordance with the terms of the foregoing Option Agreement as of the foregoing Option Date.

                              PCD INC.


                              By: ______________________________
                                  President

<EXHIBIT>
                                                    EXHIBIT 10.10

______________________________
Name of Optionee


                             PCD INC.

                ELIGIBLE DIRECTOR OPTION AGREEMENT


   THIS AGREEMENT is entered into by and between PCD Inc., a Massachusetts corporation with its principal office at Two Technology Drive, Centennial Park, Peabody, Massachusetts 01960-7977 (hereinafter the "Company"), and the undersigned non-employee director of the Company (hereinafter the "Optionee").

   WHEREAS, the Optionee renders important services to the Company (such services to be collectively herein referred to as "Service"), and the Company desires to grant a non-qualified stock option to the Optionee;

   NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, the parties hereto hereby agree as follows:


1.  GRANT, EXERCISABILITY AND TERM OF OPTION.

   (a) The Company hereby grants to the Optionee pursuant to the PCD 1996 Eligible Directors Stock Plan (the "Plan") the option to purchase from the Company upon the terms and conditions hereinafter set forth the number of shares ("Shares") of the $0.01 par value common stock ("Common Stock") of the Company set forth on the signature page below at the purchase price per Share so set forth (the "Option Price"). The date of grant of this option is the date set forth at the execution page of this Agreement as the "Option Date."

   (b) Subject to the provisions of Section 5 hereof, this option is exercisable in full or in part and shall remain exercisable until it expires on the tenth anniversary of the Option Date, unless the option is sooner terminated as hereinafter specified. Only whole Shares may be purchased pursuant to this option.


2.  CONDITIONS AND LIMITATIONS.

   (a) The option is granted on the condition that the purchase of shares hereunder shall be for investment purposes and not with a view to resale or distribution, except that such condition shall be inoperative if the offering of Shares subject to the option is registered under the Securities Act of 1933, as amended, or if in the opinion of counsel for the Company such Shares may be resold without registration. At the time of the exercise of the option or any installment thereof, the Optionee will execute such further agreements as the Company may require to implement the foregoing condition and to acknowledge the Optionee's familiarity with restrictions on the resale of the Shares under applicable securities laws, and the Company may stamp such legend on the certificate representing the Shares as may be necessary or appropriate in light of the foregoing condition.

   (b) The Company will furnish upon request of the Optionee copies of the articles of organization of the Company, as amended, and by-laws of the Company, as amended, and such publicly available financial and other information concerning the Company and its business and prospects as may be reasonably requested by the Optionee in connection with exercise of this option.

   (c) The option shall not be transferable otherwise than by will or by the laws of descent and distribution, and except as provided in Section 4 the option shall be exercisable during the lifetime of the Optionee by the Optionee only. Notwithstanding the foregoing, however, if the Optionee is determined to be mentally incompetent and a guardian or conservator (or other similar person) is appointed by a court of competent jurisdiction to manage the Optionee's affairs, the guardian or conservator (or other similar person) may exercise the option on behalf of the Optionee, provided that such exercise is made within the time limits prescribed herein.

   (d) The option granted in this Agreement is subject to the terms, conditions and definitions of the Plan, a copy of which is attached hereto.
To the extent that the terms, conditions and definitions of this Agreement are inconsistent with those of the Plan, those of this Agreement shall govern.
The Optionee hereby accepts this option subject to all such provisions of the Plan and agrees that all decisions under, and interpretations of, such provisions of the Plan by the Board of Directors of the Company (the "Board") or the Committee, as defined in the Plan, shall be final, binding and conclusive upon the Optionee and his or her heirs.

   (e) In the event that the Company, upon the advice of counsel, deems it necessary to list upon official notice of issuance any shares to be issued pursuant to the Plan on a national securities exchange or to register under the Securities Act of 1933 or other applicable federal or state statute any shares to be issued pursuant to the Plan, or to qualify any such shares for exemption from the registration requirements of the Securities Act of 1933 under the rules and regulations of the Securities and Exchange Commission or for similar exemption under state law, then the Company shall notify the Optionee to that effect and no Shares shall be issued until such registration, listing or exemption has been obtained. The Company shall make prompt application for any such registration, listing or exemption pursuant to federal or state law or rules of such securities exchange which it deems necessary and shall make reasonable efforts to cause such registration, listing, or exemption to become and remain effective.


3.  EXERCISE OF OPTION; WITHHOLDING TAXES.

   (a) Written notice of the exercise of the option or any installment thereof shall be given to the Company specifying the number of shares for which the option is exercised and accompanied by payment in full of the Option Price. Payment shall be made (a) in cash, (b) by check, (c) by Immediate Sales Proceeds, as defined below, (d) by delivery and assignment to the Company of shares of Company stock (provided that such shares have been held by the Optionee for at least 6 months before such delivery) owned by the Optionee (which shares have a Market Price not less than the Option Price), or
(e) by any combination of the foregoing. As used herein, "Market Price" shall mean the closing price of the Common Stock as reported on the Nasdaq National Market for the relevant date (or, if such date is not a trading date or if no trades took place on such date, then such closing price for the last previous trading date or the last previous date on which a trade occurred, as the case may be); provided that if the Common Stock is no longer traded on the Nasdaq National Market on the relevant date, then the Market Price as of such date shall be determined by the Committee. Notwithstanding the foregoing, this option may not be exercised by delivery and assignment to the Company of shares of Company stock to the extent that such delivery and assignment would constitute a violation of the provisions of any law, or related regulation or rule, or any agreement or Company policy, restricting the transfer or redemption of the Company's stock. As used herein, the term "Immediate Sales Proceeds" shall mean the assignment in form acceptable to the Company of the proceeds of a sale of the Shares acquired on the exercise of this option pursuant to a procedure approved by the Company. The Company reserves the right to decline to approve any such procedure in the Company's sole and absolute discretion.

   (b) The Company's obligation to deliver Shares upon exercise of an option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. Without limiting the generality of the foregoing, the Company shall have the right to deduct from payments of any kind otherwise due to the Optionee any federal, state or local taxes of any kind required by law to be withheld with respect to any Shares issued upon exercise of the option.


4.   TERMINATION OF OPTION.


   In the event that the Optionee ceases to be a director at any time prior to the exercise of this option in full, this option shall terminate according to the following provisions:

   (a) If the Optionee ceases be a director for any reason other than death or disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the "Code")), the Optionee may at any time within a period of twelve months after the date of such cessation of service as a director exercise the option to the extent that the option was exercisable on the date of such cessation;

   (b) If the Optionee ceases to be a director because of disability (as defined in Section 22(e)(3) of the Code), the Optionee may at any time within a period of twelve months after the date of such cessation of service as a director exercise the option to the extent that the option was exercisable on the date of such cessation; and

   (c) If the Optionee ceases to be a director because of death, the option, to the extent that the Optionee was entitled to exercise it on the date of death, may be exercised within a period of twelve months after the Optionee's death by the person or persons to whom the Optionee's rights under the option shall pass by will or by the laws of descent and distribution; provided, however, that this option may not be exercised to any extent by anyone after the date of its expiration.


5.   EXERCISABILITY OF OPTION.

   So long as Optionee is an Eligible Director, this Option may be exercised only as follows:

[to be completed]

less the number of Shares as to which this Option has been exercised.

6.   "MARKET STAND OFF" AGREEMENT.

   (a) The Optionee, if requested by the Company or any managing underwriter of the Company's securities, shall agree not to sell or otherwise transfer or dispose of any Shares of the Company held by the Optionee during the period up to 180 days, as requested by the Company or such underwriter, following the effective date of a registration statement of the Company filed under the Securities Act of 1933 (except for any Company securities held by the Optionee sold pursuant to such registration statement). Such agreement shall be in writing in form satisfactory to the Company or such underwriter. The Company may impose stop-transfer instructions with respect to the Shares subject to the foregoing restriction until the end of such period.

   (b) The provisions contained in this Section 6 shall not apply to any transfer of Shares to or in trust for the sole benefit of the Optionee, or any member of the immediate family of the Optionee, including for this purpose the undersigned's spouse, parents, parents-in-law, issue, nephews, nieces, brothers, brothers-in-law, sisters, sisters-in-law, children-in-law and grandchildren-in-law, provided that such transferee agrees in writing to be subject to the terms of this Section 6.


7.   NOTICES.

   All notices or demands given pursuant to this Agreement shall be in writing and shall be deemed to have been sufficiently given if delivered by hand or sent by certified or registered mail, postage prepaid, addressed to the Company at its principal office or to the Optionee (or the Optionee's legal representatives) at the address stated in the Optionee's (or their) notice or at the Optionee's address appearing on the books of the Company.


8.   NO SERVICE COMMITMENT; TAX TREATMENT.

   Nothing herein contained shall entitle the Optionee to remain a director of PCD or an Eligible Director under the plan. The option granted hereunder is not intended to qualify as an incentive stock option under Section 422 of the Code, and the Company makes no representation about the tax treatment to the Optionee with respect to receipt or exercise of the option or acquiring, holding or disposing of the Shares. The Optionee represents that the Optionee has had the opportunity to discuss such treatment with the Optionee's tax adviser. The Optionee shall have no rights as a stockholder with respect to the shares subject to the option until the exercise of the option and the issuance of a stock certificate for the Shares with respect to which the option shall have been exercised.

9.   ADJUSTMENTS.

   Upon the occurrence of any of the following events, after the Option Date, a Eligible Director's rights with respect to this Option shall be adjusted as hereinafter provided:

   (a) STOCK DIVIDENDS AND STOCK SPLITS. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of this Option shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

   (b) CONSOLIDATIONS OR MERGERS. If the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity, or in the event of a sale of all or substantially all of the Company's assets or otherwise (each, an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Company hereunder (the "Successor Board"), shall, as to this Option, if still outstanding, either (i) make appropriate provision for the continuation of this Option by substituting on an equitable basis for the shares then subject to this Option either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition, (b) shares of stock of the surviving or successor corporation or (c) such other securities as the Successor Board deems appropriate, the fair market value of which shall not materially exceed the fair market value of the shares of Common Stock subject to this Option immediately preceding the Acquisition; or
(ii) upon written notice to the Optionee, provide that this Option must be exercised, to the extent then exercisable or to be exercisable as a result of the Acquisition, within a specified number of days of the date of such notice, at the end of which period this Option shall terminate; or (iii) terminate this Option in exchange for a cash payment equal to the excess of the fair market value of the shares subject to this Option (to the extent then exercisable or to be exercisable as a result of the Acquisition) over the exercise price thereof.

   (c) RECAPITALIZATION OR REORGANIZATION. In the event of a recapitalization or reorganization of the Company (other than a transaction described in subparagraph (b) above) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, the Optionee upon exercising this Option shall be entitled to receive for the purchase price paid upon such exercise the securities he or she would have received if he or she had exercised such this Option prior to such recapitalization or reorganization.

   (d) DISSOLUTION OR LIQUIDATION. In the event of the proposed dissolution or liquidation of the Company, this Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.


10.  MISCELLANEOUS.

   This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the Commonwealth of Massachusetts. This Agreement shall be binding upon and inure to the benefit of the heirs and legal representatives of the Optionee and the successors and assigns of the Company, but shall not be assigned by the Optionee at any time without the prior written permission of the Company, and any such attempted assignment shall be void.

   IN WITNESS WHEREOF the parties have executed this Stock Option Agreement as of the Option Date.


______________________________
Signature of Optionee


______________________________
Print Name of Optionee


_______________________________________________________________
Address


______________________________
Option Date


______________________________
Vesting Commencement


______________________________
Date

_____________________________
No. of Shares


_____________________________
Option Price



   Accepted, as the issuer of the Shares, in accordance with the terms of the foregoing Option Agreement as of the foregoing Option Date.

                               PCD INC.


                               By: _________________________
                                   President

<EXHIBIT>
                                                    EXHIBIT 10.11

                        POWER OF ATTORNEY

       Securities Act and Securities Exchange Act Filings

      Know all by these presents, that the undersigned (in his capacity as director) hereby constitutes and appoints C. Russel Hansen, Jr. signing singly, his true and lawful attorney-in-fact to:

(1) execute for and on behalf of the undersigned (i) Forms 3, 4, 5, 13-D and/or 13-G and Annual Reports on Form 10-K and Amendments thereto in accordance with the Securities Exchange Act of 1934 and (ii) Registration Statements on Form S-8 under the Securities Act of 1933 and the rules thereunder;

(2) do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete the execution of any such Form 3, 4, 5, 13-D, 13-G, 10-K or S-8 and the timely filing of such form with the United States Securities and Exchange Commission and any other authority; and

(3) take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and condition as such attorney-in-fact may approve in his discretion.

      The undersigned hereby grants to such attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite, necessary and proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as such attorney-in-fact might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or his substitute or substitutes, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned acknowledges that the foregoing attorney-in-fact, in serving in such capacity at the request of the undersigned, is not assuming any of the undersigned's responsibilities to comply with the Securities Act of 1933 or the Securities Exchange Act of 1934.

      IN WITNESS WHEREOF, the undersigned has caused this Power of Attorney to be executed as of this 24th day of March, 1997.

                                           /s/ C. Wayne Griffith
                                           ----------------------
                                                C. WAYNE GRIFFITH

                        POWER OF ATTORNEY

       Securities Act and Securities Exchange Act Filings

      Know all by these presents, that the undersigned (in his capacity as director) hereby constitutes and appoints C. Russel Hansen, Jr. signing singly, his true and lawful attorney-in-fact to:

(1) execute for and on behalf of the undersigned (i) Forms 3, 4, 5, 13-D and/or 13-G and Annual Reports on Form 10-K and Amendments thereto in accordance with the Securities Exchange Act of 1934 and (ii) Registration Statements on Form S-8 under the Securities Act of 1933 and the rules thereunder;

(2) do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete the execution of any such Form 3, 4, 5, 13-D, 13-G, 10-K or S-8 and the timely filing of such form with the United States Securities and Exchange Commission and any other authority; and

(3) take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and condition as such attorney-in-fact may approve in his discretion.

      The undersigned hereby grants to such attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite, necessary and proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as such attorney-in-fact might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or his substitute or substitutes, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned acknowledges that the foregoing attorney-in-fact, in serving in such capacity at the request of the undersigned, is not assuming any of the undersigned's responsibilities to comply with the Securities Act of 1933 or the Securities Exchange Act of 1934.

      IN WITNESS WHEREOF, the undersigned has caused this Power of Attorney to be executed as of this 14th day of March, 1997.

                                           /s/ Bruce E. Elmblad
                                           ----------------------
                                                 BRUCE E. ELMBLAD

                        POWER OF ATTORNEY

       Securities Act and Securities Exchange Act Filings

      Know all by these presents, that the undersigned (in his capacity as director) hereby constitutes and appoints C. Russel Hansen, Jr. signing singly, his true and lawful attorney-in-fact to:

(1) execute for and on behalf of the undersigned (i) Forms 3, 4, 5, 13-D and/or 13-G and Annual Reports on Form 10-K and Amendments thereto in accordance with the Securities Exchange Act of 1934 and (ii) Registration Statements on Form S-8 under the Securities Act of 1933 and the rules thereunder;

(2) do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete the execution of any such Form 3, 4, 5, 13-D, 13-G, 10-K or S-8 and the timely filing of such form with the United States Securities and Exchange Commission and any other authority; and

(3) take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and condition as such attorney-in-fact may approve in his discretion.

      The undersigned hereby grants to such attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite, necessary and proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as such attorney-in-fact might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or his substitute or substitutes, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned acknowledges that the foregoing attorney-in-fact, in serving in such capacity at the request of the undersigned, is not assuming any of the undersigned's responsibilities to comply with the Securities Act of 1933 or the Securities Exchange Act of 1934.

      IN WITNESS WHEREOF, the undersigned has caused this Power of Attorney to be executed as of this 13th day of March, 1997.

                                           /s/ Harold F. Faught
                                           ----------------------
                                               Harold F. Faught

                        POWER OF ATTORNEY

       Securities Act and Securities Exchange Act Filings

      Know all by these presents, that the undersigned (in his capacity as director) hereby constitutes and appoints C. Russel Hansen, Jr. signing singly, his true and lawful attorney-in-fact to:

(1) execute for and on behalf of the undersigned (i) Forms 3, 4, 5, 13-D and/or 13-G and Annual Reports on Form 10-K and Amendments thereto in accordance with the Securities Exchange Act of 1934 and (ii) Registration Statements on Form S-8 under the Securities Act of 1933 and the rules thereunder;

(2) do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete the execution of any such Form 3, 4, 5, 13-D, 13-G, 10-K or S-8 and the timely filing of such form with the United States Securities and Exchange Commission and any other authority; and

(3) take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and condition as such attorney-in-fact may approve in his discretion.

      The undersigned hereby grants to such attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite, necessary and proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as such attorney-in-fact might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or his substitute or substitutes, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned acknowledges that the foregoing attorney-in-fact, in serving in such capacity at the request of the undersigned, is not assuming any of the undersigned's responsibilities to comply with the Securities Act of 1933 or the Securities Exchange Act of 1934.

      IN WITNESS WHEREOF, the undersigned has caused this Power of Attorney to be executed as of this 13th day of March, 1997.

                                           /s/ Theodore C. York
                                           ----------------------
                                               Theodore C. York
<EXHIBIT>
                                                    EXHIBIT 11.1

                            PCD Inc.
       STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE (1)

                                               Primary    Fully
                                                Shares   Diluted
                                              --------- ---------
For the year ended December 31, 1996
  Common stock outstanding,
    beginning of the period.................. 4,597,032 4,597,032
  Weighted average common stock issued
    during the period........................   883,713   883,713
  Dilutive effect of common stock equivalents   776,107   776,107
                                              --------- ---------
  Weighted average number of common and
    common equivalent shares outstanding..... 6,256,852 6,256,852
                                              ========= =========
  Net income per share....................... $    0.76 $    0.76
                                              ========= =========
For the year ended December 31, 1995
  Common stock outstanding,
    beginning of the period.................. 4,561,032 4,561,032
  Cheap stock outstanding during the period(2)   70,364    70,364
  Weighted average common stock issued
    during the period........................     9,000     9,000
  Dilutive effect of common stock equivalents   560,728   560,728
                                              --------- ---------
  Weighted average number of common and
    common equivalent shares outstanding..... 5,201,124 5,201,124
                                              ========= =========
  Net income per share....................... $    0.74 $    0.74
                                              ========= =========
For the year ended December 31, 1994
  Common stock outstanding,
    beginning of the period.................. 4,561,032 4,561,032
  Cheap stock outstanding during the period(2)   70,364    70,364
  Weighted average common stock issued
    during the period........................         -         -
  Dilutive effect of common stock equivalents         -         -
                                              --------- ---------
  Weighted average number of common and
    common equivalent shares outstanding..... 4,631,396 4,631,396
                                              ========= =========
  Net income per share....................... $    0.28 $    0.28
                                              ========= =========
--------------

(1) All common and common equivalent shares have been restated to reflect a 12-for-1 stock split of the Company's common stock effected in February 1996.

(2) In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, issuance of common stock and common stock equivalents during the twelve month period preceding the date of the initial filing on February 12, 1996, of the registration statement relating to the Company's initial public offering have been included in the calculation using the treasury stock method at the public offering price ($11 per share), as if they were outstanding for all periods prior to January 1, 1996.
<EXHIBIT>
                                                    EXHIBIT 21.1

                 SUBSIDIARIES OF THE REGISTRANT

PCD Inc.
CTi Technologies, Inc.
PCD Securities Corp.














































<EXHIBIT>
                                                    EXHIBIT 23.1


                CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403 and 333-07405) of our report dated January 27, 1997, on our audits of the consolidated financial statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 which report is included in this Annual Report on Form 10-K.

                                    Coopers & Lybrand L.L.P.




March 24, 1997