Form 10-Q
period 1996-03-29
PCD INC
filed 1997-05-01
CIK 1007594

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997 or

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

                    Yes  X     No
                        ---       ---

Number of shares of common stock, $0.01 par value, outstanding at April 23,
1997:    5,912,233

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                          MARCH 29, 1997

     Statements in this report concerning the future financial condition, results of operations and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that these forward-looking statements are inherently uncertain, and that actual performance and results are subject to many risk factors, including the Company's dependence on the integrated circuit package industry, the Company's dependence on its principal customers and independent distributors, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry, and the like. The Company's filings with the Securities and Exchange Commission, including its 1996 Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.






                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

     The Consolidated Balance Sheets (unaudited) at March 29, 1997 and December 31, 1996, the Consolidated Statements of Income (unaudited) and the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 29, 1997 and March 30, 1996 are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                   3/29/97   12/31/96
                                                   -------   --------
ASSETS
Current assets:
   Cash and cash equivalents.................      $20,747    $20,529
   Accounts receivable, net..................        4,109      3,578
   Inventory.................................        2,862      2,608
   Prepaid expenses and other current assets.           92         89
                                                   -------    -------
          Total current assets...............       27,810     26,804
Equipment and improvements
   Equipment and improvements................       10,108      9,716
   Accumulated depreciation..................        4,756      4,379
                                                   -------    -------
Equipment and improvements, net..............        5,352      5,337
Other assets.................................          324        315
                                                   -------    -------
          Total assets.......................      $33,486    $32,456
                                                   =======    =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................      $   535    $   627
   Accrued liabilities.......................        2,830      3,123
                                                   -------    -------
          Total current liabilities..........        3,365      3,750



Stockholders' equity.........................       30,121     28,706
                                                   -------    -------
          Total liabilities and
               stockholders' equity..........      $33,486    $32,456
                                                   =======    =======


           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
                CONSOLIDATED STATEMENTS OF INCOME
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                                  Three Months Ended
                                                  ------------------
                                                  3/29/97    3/30/96
                                                  -------    -------
Net sales...................................       $6,217     $7,087
Cost of sales...............................        3,264      3,852
                                                   ------     ------
Gross profit................................        2,953      3,235
Operating expenses..........................        1,356      1,495
                                                   ------     ------
Income from operations......................        1,597      1,740
Other income, net...........................          261         54
                                                   ------     ------
Income before income taxes..................        1,858      1,794
Provision for income taxes..................          683        664
                                                   ------     ------
Net income..................................       $1,175     $1,130
                                                   ======     ======

Net income per share........................       $ 0.18     $ 0.21
                                                   ======     ======

Weighted average number of common and common
     equivalent shares outstanding...........       6,594      5,320
                                                   ======     ======

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                      Three Months Ended
                                                      ------------------
                                                      3/29/97    3/30/96
                                                      -------    -------
Cash flows from operating activities:
  Net income......................................     $1,175     $1,130
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................        377        351
     Amortization of deferred compensation........         15         15
     Allowance for uncollectible accounts.........          4         59
     Tax benefit from stock options exercised.....        161          -
     Changes in operating assets and liabilities:
       Increase in accounts receivable............       (535)      (159)
      (Increase) decrease in inventory............       (254)        29
      (Increase) decrease in prepaid
         expenses and other current assets........         (3)       257
       Increase in other assets...................         (9)        (9)
       Decrease in accounts payable...............        (92)      (113)
       Decrease in accrued liabilities............       (293)      (313)
                                                      -------     ------
         Net cash provided by operating
           activities.............................        546      1,247

Cash flows from investing activities:
  Capital expenditures............................       (392)      (494)
                                                      -------     ------
         Net cash used in investing activities....       (392)      (494)

Cash flows from financing activities:
  Exercise of common stock options................         64         14
                                                      -------     ------
         Net cash provided by financing activities         64         14
                                                      -------     ------
Net increase in cash..............................        218        767
Cash and cash equivalents at beginning of period..     20,529      3,958
                                                      -------     ------
Cash and cash equivalents at end of period........    $20,747     $4,725
                                                      =======     ======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (March 29, 1997 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 which are included in the Company's Form 10-K filing. Results for the interim period presented are not necessarily indicative of results to be anticipated for the entire year.

Note 2.  NET INCOME PER SHARE

     Net income per common share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents from the exercise of stock options (using the treasury stock method). Fully diluted and primary net income per common share were the same for each period presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("FAS 128") which specifies the computation, presentation and disclosure requirements of earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of FAS 128 on net income per share.

Note 3. INVENTORY

                                                3/29/97  12/31/96
                                                -------  --------
                                                 (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $2,102    $1,908
     Work in process.........................       252       226
     Finished goods..........................       508       474
                                                 ------    ------
       Total.................................    $2,862    $2,608
                                                 ======    ======

Note 4. LITIGATION

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




    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER 1997

     Net sales for the first quarter ended March 29, 1997 were $6.2 million, a decrease of 12% from $7.1 million in the year-earlier period. This decline was primarily in the two product lines that service the semiconductor industry, burn-in and production/PLD products. These two product lines are down as the impact of the downturn in the semiconductor market had only slowed shipments moderately in the first quarter of 1996. However volume in both of these product lines increased over the fourth quarter of 1996, confirming the positive trend seen in the bookings' pattern. In addition, the industrial terminal block product line favorably offset some of the above referenced decline.

          Customer bookings for the quarter ended March 29, 1997 were $6.2 million, down 20% compared to orders of $7.8 million in the year-earlier period and up slightly from orders of $6.1 million in the fourth quarter of 1996. On a year-to-year comparative basis, the decrease in customer orders was due primarily to the erratic bookings pattern experienced in 1996 by two of our largest customers effecting the production/PLD and avionic product lines. While orders for these two customers were below those of the year-earlier period, their bookings outlook remains favorable. The Company ended the quarter with an order backlog of $7.3 million which remained unchanged from that of the end of the fourth quarter of 1996.

     Gross profits for the quarter ended March 29, 1997 amounted to $3.0 million or 47.5% of net sales, compared to $3.2 million or 45.6% of net sales in the year-earlier period. This increase in gross profit as a percentage of net sales in the quarter from the prior period relates primarily to the absence of a one-time expense for product development in the burn-in socket product category in the first quarter of 1996. In addition, gross profit was favorably impacted by efficiency gains in our primary processes.

     Operating expenses for the first quarter of 1997 were $1.4 million, or 21.8% of net sales, a decrease of $0.1 million or approximately 10% compared to expenses of $1.5 million or 21.1% of net sales in the year-earlier period. This decrease was in line with the Company's plan and it reflects our ongoing efforts in cost containment.

     Other income increased to $261 thousand for the first quarter of 1997 compared to $54 thousand for the year-earlier period. Other income consists primarily of interest income.

     The effective rate for income taxes for the quarter ended March 29, 1997 declined to 36.8% from 37% for the year-earlier period. The effective rate for income taxes was down due to the effect of establishing a foreign sales corporation (FSC)during the first quarter of 1997 to take advantage of favorable federal tax laws for revenue and the related profits associated with sales to foreign corporations.

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of March 29, 1997, the Company had cash and cash equivalents of approximately $20.7 million and working capital of approximately $24.4 million. Cash provided by operating activities totaled $0.5 million for the quarter ended March 29, 1997 compared to $1.2 million in the year-earlier period.

     Capital expenditures were $0.4 million for the first quarter of 1997 and are expected to reach $2.3 million this year, up from $1.9 million for the year 1996.

     The Company believes that funds generated from operations together with the net proceeds of the offering and existing cash balances will be sufficient to meet the Company's cash requirements at least through 1997.









































                              10
                             PCD Inc.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceeding

          Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11.1    Statement re computation of earnings per share.
     21.1    Subsidiaries of the registrant
     27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the period ended March 29, 1997.

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    May 1, 1997              /s/ John L. Dwight, Jr.
          -----------              ------------------------
                                   John L.  Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    May 1, 1997              /s/ Mary L. Mandarino
          -----------              ------------------------
                                   Mary L.  Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

Exhibit Index
-------------

Exhibit
Number                        Description
-------                       -----------

   11.1        Statement re computation of earnings per share.
   21.1        Subsidiaries of the registrant.
   27.1        Financial Data Schedule.

                                                    Exhibit 11.1

                           PCD Inc.
       STATEMENT RE COMPUTATION OF EARNINGS PER SHARE (1)

For the quarter ended March 29, 1997
  Common stock outstanding,
    beginning of the period......................   5,854,733
  Weighted average common stock issued
    during the period............................      30,057
  Dilutive effect of common stock equivalents....     709,134
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,593,924
                                                    =========
  Net income per share...........................        0.18
                                                    =========

For the quarter ended March 30, 1996
  Common stock outstanding,
    beginning of the period......................   4,597,032
  Weighted average common stock issued
    during the period............................       7,333
  Dilutive effect of common stock equivalents....     715,976
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   5,320,341
                                                    =========
  Net income per share...........................        0.21
                                                    =========

(1) All common and common equivalent shares have been restated to reflect a 12-for-1 stock split of the Company's common stock effected in February, 1996.

                                                     Exhibit 21.1

                 SUBSIDIARIES OF THE REGISTRANT

PCD Inc.
CTi Technologies, Inc.
PCD Securities Corp.
PCD USVI, Inc.