Form 10-Q
period 1996-06-28
PCD INC
filed 1997-08-07
CIK 1007594

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997 or

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

                    Yes  X     No
                        ---       ---

Number of shares of common stock, $0.01 par value, outstanding at
August 6, 1997:    5,956,682

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                          JUNE 28, 1997

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






                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

     The Consolidated Balance Sheets (unaudited) at June 28, 1997 and December 31, 1996, the Consolidated Statements of Income (unaudited) for the six and three months ended June 28, 1997 and June 29, 1996 and the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 28, 1997 and June 29, 1996 are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                   6/28/97   12/31/96
                                                   -------   --------
ASSETS
Current assets:
   Cash and cash equivalents.................      $21,141    $20,529
   Accounts receivable, net..................        4,961      3,578
   Inventory.................................        2,911      2,608
   Prepaid expenses and other current assets.           88         89
                                                   -------    -------
          Total current assets...............       29,101     26,804
Equipment and improvements
   Equipment and improvements................       10,665      9,716
   Accumulated depreciation..................        5,131      4,379
                                                   -------    -------
Equipment and improvements, net..............        5,534      5,337
Other assets.................................          338        315
                                                   -------    -------
          Total assets.......................      $34,973    $32,456
                                                   =======    =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................      $   489    $   627
   Accrued liabilities.......................        2,655      3,123
                                                   -------    -------
          Total current liabilities..........        3,144      3,750



Stockholders' equity.........................       31,829     28,706
                                                   -------    -------
          Total liabilities and
               stockholders' equity..........      $34,973    $32,456
                                                   =======    =======


           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
                CONSOLIDATED STATEMENTS OF INCOME
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                   Three Months Ended      Six Months Ended
                                   ------------------     ------------------
                                   6/28/97    6/29/96     6/28/97    6/29/96
                                   -------    -------     -------    -------
Net sales......................     $7,233     $7,223     $13,450    $14,310
Cost of sales..................      3,726      4,001       6,990      7,853
                                    ------     ------     -------    -------
Gross profit...................      3,507      3,222       6,460      6,457
Operating expenses.............      1,392      1,282       2,748      2,776
                                    ------     ------     -------    -------
Income from operations.........      2,115      1,940       3,712      3,681
Other income, net..............        275        209         536        262
                                    ------     ------     -------    -------
Income before income taxes.....      2,390      2,149       4,248      3,943
Provision for income taxes.....        886        802       1,569      1,465
                                    ------     ------     -------    -------
Net income.....................     $1,504     $1,347     $ 2,679    $ 2,478
                                    ======     ======     =======    =======

Net income per share..........      $ 0.23     $ 0.21     $  0.41    $  0.42
                                    ======     ======     =======    =======

Weighted average number of
 common and common equivalent
 shares outstanding...........       6,598      6,552       6,596      5,940
                                    ======     ======     =======    =======

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                       Six Months Ended
                                                      ------------------
                                                      6/28/97    6/29/96
                                                      -------    -------
Cash flows from operating activities:
  Net income......................................    $ 2,679    $ 2,478
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................        752        703
     Amortization of deferred compensation........         29         29
     Allowance for uncollectible accounts.........          2         69
     Tax benefit from stock options exercised.....        286          -
     Changes in operating assets and liabilities:
       Increase in accounts receivable............     (1,385)    (1,036)
      (Increase) decrease in inventory............       (303)       148
       Decrease in prepaid expenses
         and other current assets.................          1        333
       Increase in other assets...................        (23)       (23)
       Decrease in accounts payable...............       (138)      (168)
       Decrease in accrued liabilities............       (468)       189
                                                      -------    -------
         Net cash provided by operating activities      1,432      2,722

Cash flows from investing activities:
  Capital expenditures............................       (949)    (1,098)
                                                      -------    -------
         Net cash used in investing activities....       (949)    (1,098)

Cash flows from financing activities:
  Proceeds from public offering...................          -     10,501
  Exercise of common stock options................        129         31
                                                      -------    -------
         Net cash provided by financing activities        129     10,532
                                                      -------    -------
Net increase in cash..............................        612     12,156
Cash and cash equivalents at beginning of period..     20,529      3,958
                                                      -------    -------
Cash and cash equivalents at end of period........    $21,141    $16,114
                                                      =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (June 28, 1997 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 which are included in the Company=s Form 10-K filing. Results for the interim period presented are not necessarily indicative of results to be anticipated for the entire year.

Note 2.  NET INCOME PER SHARE

     Net income per common share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents from the exercise of stock options (using the treasury stock method). Fully diluted and primary net income per common share were the same for each period presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (AFAS 128") which specifies the computation, presentation and disclosure requirements of earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of FAS 128 on net income per share.

Note 3. INVENTORY

                                                6/28/97  12/31/96
                                                -------  --------
                                                 (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $2,151    $1,908
     Work in process.........................       228       226
     Finished goods..........................       532       474
                                                 ------    ------
       Total.................................    $2,911    $2,608
                                                 ======    ======

Note  4. DEBT

     The Company has revolving lines of credit with a bank, which were renewed on June 17, 1997, whereby it may borrow up to an aggregate of $5,250,000 with interest payable monthly at the bank's base lending rate. These lines of credit will be renewable on June 30, 1998.

Note 5. LITIGATION

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarter and six months ended June 28, 1997 compared to the quarter and six months ended June 29, 1996

Net sales for the quarter ended June 28, 1997 were $7.2 million, on par with the year-earlier period. While net sales remained constant with the year-earlier period, the two product lines that service the semiconductor industry, burn-in and production/PLD, continued their higher volume levels as compared to the second half of 1996.

Net sales for the six months ended June 28, 1997 were $13.4 million, a decrease of 6% from the comparable six month period in 1996. As was noted last quarter, this decline occurred in the first quarter of 1997 as the impact of the downturn in the semiconductor market had only slowed shipments moderately in the first quarter of 1996.

Net income for the quarter rose 12% to $1.5 million from $1.3 million in the second quarter of 1996. Net earnings were $0.23 per share, compared with $0.21 per share for the same period a year ago. Net income for the six months ended June 28, 1997 were $2.7 million, an increase of 8% from the comparable six month period in 1996. Net earnings were $0.41 per share, compared with $0.42 per share for the same period a year ago.

Incoming orders for the quarter ended June 28, 1997 totaled
$8.2 million, up 13% compared to orders of $7.3 million in the year-earlier period. The Company ended the quarter with an order backlog of $8.3 million, compared to $7.3 million at the end of the first quarter 1997.

Gross profit increased to $3.5 million, or 48.5% of net sales, from $3.2 million, or 44.6% of net sales in the year-earlier period. The effect of new product introductions and cost variance efficiencies combined to generate this increase in gross profit as well as the absence of tooling sales for an application specific product, of $100 thousand, in the second quarter of 1996. These tooling sales generate significantly lower than the average gross profit.

For the six months ended June 28, 1997, gross profit increased to 48.0% of net sales, or $6.5 million, from 45.1% of net sales, or $6.5 million in the same period last year. This increase in the percentage of net sales is attributable to three factors: the effect of new product introductions and cost variance efficiencies in 1997; the absence of a one-time expense for product development in the burn-in socket product category in the first quarter of 1996; and the absence of approximately $0.1 million of tooling sales for application-specific product (these tooling sales generate significantly lower than the average gross profit) in the second quarter of 1996.

Operating expenses for the quarter ended June 28, 1997 were $1.4 million, or 19.2% of net sales, an increase of $0.1 million, compared to expenses of $1.3 million or 17.7% of net sales in the year-earlier period. This increase represents higher sales advertising and trade show, testing and investor relation costs.

For the six months ended June 28, 1997, operating expenses were $2.7 million, or 20.4% of net sales compared to $2.8 million, or 19.4% of net sales.

Other income for the second quarter and six months increased to $0.3 million and $0.5 million in 1997 from $0.2 million and $0.3 in 1996, respectively. Other income consists primarily of interest income.

The effective rate for income taxes for the quarter ended
June 28, 1997 declined to 37.1% from 37.3% for the year-earlier period.

MATERIAL CHANGES IN FINANCIAL CONDITION

As of June 28, 1997, the Company had cash and cash equivalents of approximately $21.1 million and working capital of approximately $26.0 million. Cash provided by operating activities totaled $0.9 million for the second quarter and $1.4 million for the six months ended June 28, 1997 compared to $1.5 million and $2.7 million for the comparable year-earlier periods.

Capital expenditures were $0.5 million for the second quarter 1997 and are expected to reach $2.9 million by year end, up from $1.9 million last year.

                             PCD Inc.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceeding

          Incorporated by reference to the Company=s Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

          At an annual meeting of stockholders of the Company on May 9, 1997, the following vote was taken:

          A director (Harold F. Faught) was elected to hold office for a three year term expiring in the year 2000.

                                Shares Voted
                                ------------
                                                Abstentions
                                                and broker
                  For      Against   Withheld   non-votes
               ---------   -------   --------   -----------
               4,343,803     -0-       22,630    1,523,300


          The following directors will continue in office until the years specified:
                                                   Term expires
                                                   ------------
               Bruce E. Elmblad                        1998
               C. Wayne Griffith                       1998
               John L. Dwight, Jr.                     1999
               Theodore C. York                        1999

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

         11.1    Statement re computation of earnings per share.
         27.1    Financial Data Schedule.

        (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the period ended June 28, 1997.

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    August 7, 1997           /s/ John L. Dwight, Jr.
          --------------          ------------------------
                                   John L.  Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    August 7, 1997           /s/ Mary L. Mandarino
          --------------          ------------------------
                                   Mary L.  Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

                                                    Exhibit 11.1

                           PCD Inc.
       STATEMENT RE COMPUTATION OF EARNINGS PER SHARE (1)

For the quarter ended June 28, 1997
  Common stock outstanding,
    beginning of the period......................   5,909,733
  Weighted average common stock issued
    during the period............................      19,743
  Dilutive effect of common stock equivalents....     668,966
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,598,442
                                                    =========
  Net income per share...........................        0.23
                                                    =========

For the quarter ended June 29, 1996
  Common stock outstanding,
    beginning of the period......................   4,609,032
  Weighted average common stock issued
    during the period............................   1,099,705
  Dilutive effect of common stock equivalents....     843,403
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,552,140
                                                    =========
  Net income per share...........................        0.21
                                                    =========
For the six months ended June 28, 1997
  Common stock outstanding,
    beginning of the period......................   5,854,733
  Weighted average common stock issued
    during the period............................      52,775
  Dilutive effect of common stock equivalents....     688,532
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,596,040
                                                    =========
  Net income per share...........................        0.41
                                                    =========

For the six months ended June 29, 1996
  Common stock outstanding,
    beginning of the period......................   4,597,032
  Weighted average common stock issued
    during the period............................     556,404
  Dilutive effect of common stock equivalents....     786,207
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   5,939,643
                                                    =========
  Net income per share...........................        0.42
                                                    =========

(1) All common and common equivalent shares have been restated to reflect a 12-for-1 stock split of the Company=s common stock effected in February, 1996.