Form 10-Q
period 1997-09-27
PCD INC
filed 1997-10-28
CIK 1007594

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997 or

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

Registrant's telephone number, including area code: 978-532-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X     No
                        ---       ---

Number of shares of common stock, $0.01 par value, outstanding at
October 10, 1997:    6,015,932

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                        SEPTEMBER 27, 1997

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






                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

     The Condensed Consolidated Balance Sheets (unaudited) at September 27,1997 and December 31, 1996, the Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 27, 1997 and September 28, 1996 and the Condensed Consolidated Statements of Cash Flows(unaudited) for the nine months ended September 27, 1997 and September 28, 1996 are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                   9/27/97   12/31/96
                                                   -------   --------
ASSETS
Current assets:
   Cash and cash equivalents.................      $23,732    $20,529
   Accounts receivable, net..................        4,250      3,578
   Inventory.................................        3,098      2,608
   Prepaid expenses and other current assets.           52         89
                                                   -------    -------
          Total current assets...............       31,132     26,804
Equipment and improvements
   Equipment and improvements................       11,332      9,716
   Accumulated depreciation..................        5,553      4,379
                                                   -------    -------
Equipment and improvements, net..............        5,779      5,337
Other assets.................................          335        315
                                                   -------    -------
          Total assets.......................      $37,246    $32,456
                                                   =======    =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................      $   561    $   627
   Accrued liabilities.......................        2,766      3,123
                                                   -------    -------
          Total current liabilities..........        3,327      3,750



Stockholders' equity.........................       33,919     28,706
                                                   -------    -------
          Total liabilities and
               stockholders' equity..........      $37,246    $32,456
                                                   =======    =======


           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
                CONSOLIDATED STATEMENTS OF INCOME
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                   Three Months Ended      Nine Months Ended
                                   ------------------     ------------------
                                   9/27/97    9/28/96     9/27/97    9/28/96
                                   -------    -------     -------    -------
Net sales......................     $8,077     $6,222     $21,527    $20,533
Cost of sales..................      4,150      3,497      11,140     11,350
                                    ------     ------     -------    -------
Gross profit...................      3,927      2,725      10,387      9,183
Operating expenses.............      1,531      1,236       4,279      4,013
                                    ------     ------     -------    -------
Income from operations.........      2,396      1,489       6,108      5,170
Other income, net..............        290        217         826        480
                                    ------     ------     -------    -------
Income before income taxes.....      2,686      1,706       6,934      5,650
Provision for income taxes.....        993        638       2,562      2,104
                                    ------     ------     -------    -------
Net income.....................     $1,693     $1,068     $ 4,372    $ 3,546
                                    ======     ======     =======    =======

Net income per share..........      $ 0.26     $ 0.16     $  0.66    $  0.58
                                    ======     ======     =======    =======

Weighted average number of
 common and common equivalent
 shares outstanding...........       6,618      6,569       6,604      6,150
                                    ======     ======     =======    =======

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                      Nine Months Ended
                                                      ------------------
                                                      9/27/97    9/28/96
                                                      -------    -------
Cash flows from operating activities:
  Net income......................................    $ 4,372    $ 3,546
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................      1,174      1,055
     Amortization of deferred compensation........         43         43
     Allowance for uncollectible accounts.........         10         29
     Tax benefit from stock options exercised.....        561        123
     Changes in operating assets and liabilities:
       Increase in accounts receivable............       (682)      (477)
      (Increase) decrease in inventory............       (490)       530
       Decrease in prepaid expenses
         and other current assets.................         37        357
       Increase in other assets...................        (20)       (19)
       Decrease in accounts payable...............        (66)      (334)
       Increase (decrease) in accrued liabilities.       (357)       113
                                                      -------    -------
         Net cash provided by operating activities      4,582      4,966

Cash flows from investing activities:
  Capital expenditures............................     (1,616)    (1,418)
                                                      -------    -------
         Net cash used in investing activities....     (1,616)    (1,418)

Cash flows from financing activities:
  Proceeds from public offering...................          -     10,501
  Exercise of common stock options................        237        118
                                                      -------    -------
         Net cash provided by financing activities        237     10,619
                                                      -------    -------
Net increase in cash..............................      3,203     14,167
Cash and cash equivalents at beginning of period..     20,529      3,958
                                                      -------    -------
Cash and cash equivalents at end of period........    $23,732    $18,125
                                                      =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (September 27, 1997 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 which are included in the Company?s Form 10-K filing. Results for the interim period presented are not necessarily indicative of results to be anticipated for the entire year.

Note 2.  NET INCOME PER SHARE

     Net income per common share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents from the exercise of stock options (using the treasury stock method). Fully diluted and primary net income per common share were the same for each period presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (?FAS 128") which specifies the computation, presentation and disclosure requirements of earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of FAS 128 on net income per share.

Note 3. INVENTORY

                                                9/27/97  12/31/96
                                                -------  --------
                                                 (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $2,130    $1,908
     Work in process.........................       219       226
     Finished goods..........................       749       474
                                                 ------    ------
       Total.................................    $3,098    $2,608
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

     In September 1997, United States Court of Appeals for the Federal Circuit ruled that the patent claims found by the District Court to be infringed by the Wells Leaded Products were all invalid. Unless reversed, that ruling will be binding on Pfaff in the CTi-Pfaff action in the District of Arizona. The Court of Appeals has refused Pfaff's request for reconsideration of its ruling; however, Pfaff can petition the United States Supreme Court to accept the case for review. If the Supreme Court does not accept the case for review, the case will formally end. The Court of Appeals opinion in the Pfaff-Wells case dealt specifically with six of the 22 patent claims in the Pfaff Leadless Patent. While that court's conclusion that those claims were invalid was based on reasons that are likely to apply to other patent claims as well, the Court of Appeals decision will not preclude Pfaff from asserting in the CTi-Pfaff action the patent claims that were not considered by the Court of Appeals.

     The CTi-Pfaff action in the District of Arizona has been stayed pending the outcome of the appeal from the Pfaff-Wells case. The Company believes, based on the advice of counsel, that CTi has meritorious defenses against any claim that CTi Products infringe the Pfaff Patent, and CTi intends to prosecute and defend vigorously its position in its declaratory judgement action and any related or subsequent litigation. There can be no assurance, however, that the Company or CTi will prevail in pending or any future litigation with Pfaff, and an adverse outcome could have a material adverse effect on the financial condition, results of operations and business of the Company. Such adverse effect could include, without limitation, the requirement that CTi pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarter and nine months ended September 27, 1997 compared to the quarter and nine months ended September 28, 1996.

     Net sales for the third quarter ended September 27, 1997 increased 30% to $8.1 million, compared with $6.2 million for the third quarter last year. Sales of semiconductor burn-in sockets accounted for 90% of the gain, as sales in this product line in the third quarter of 1996 were severely affected by the slowdown in the semiconductor industry. Net sales for the nine months ended September 27, 1997 were $21.5 million, an increase of 5%, from $20.5 million in the comparable nine month period in 1996.

     Net income for the quarter rose 59% to $1.7 million from $1.1 million in the third quarter of 1996. Net earnings are $0.26 per share, compared with $0.16 per share for the same period a year ago. Net income for the nine months ended September 27, 1997 was $4.4 million, an increase of 23% from the comparable nine month period in 1996. Net earnings were $0.66 per share, compared with $0.58 per share for the same period a year ago.

     Gross profit increased to $3.9 million, or 48.6% of net sales, from $2.7 million, or 43.8% of net sales in the year earlier period. The effect of new product introductions and production efficiencies combined to generate this increase in gross profit as well as increased overhead absorption. For the nine months ended September 27, 1997, gross profit increased to 48.2% of net sales, or $10.4 million, from 44.7% of net sales, or $9.2 million in 1996.

     Operating expenses for the third quarter were $1.5 million, or 19.0% of net sales, an increase of $0.3 million, compared to expenses of $1.2 million or 19.9% of net sales in the year earlier period. This increase represents higher sales advertising and trade show costs, testing and investor relation costs. For the nine months ended, September 27, 1997, operating expenses were $4.3 million, or 19.9% of net sales compared to $4.0 million, or 19.5% of net sales in 1996.

     Other income for the third quarter and nine months increased to $0.3 million and $0.8 million in 1997 from $0.2 million and $0.5 in 1996, respectively. Other income consists primarily of interest income.

The effective rate for income taxes for the quarter ended
September 27, 1997 declined to 37.0% from 37.4% for the year earlier period.


MATERIAL CHANGES IN FINANCIAL CONDITION

     As of September 27, 1997, the Company had cash and cash equivalents of approximately $23.7 million and working capital of approximately $27.8 million. Cash provided by operating activities totaled $3.2 million for the third quarter and $4.6 million for the nine months ended September 27, 1997 compared to $2.2 million and $5.0 million for the comparable year-earlier periods.

     Capital expenditures were $0.7 million for the third quarter
1997 and are expected to reach $2.3 million by year end, up from $1.9 million last year.

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

               In September 1997, United States Court of
          Appeals for the Federal Circuit ruled that the patent claims found by the District Court to be infringed by the Wells Leaded Products were all invalid. Unless reversed, that ruling will be binding on Pfaff in the CTi-Pfaff action in the District of Arizona. The Court of appeals has refused Pfaff's request for reconsideration of it's ruling; however, Pfaff can petition the United States Supreme Court to accept the case for review. If the Supreme Court does not accept the case for review, the case will formally end. The Court of Appeals opinion in the Pfaff-Wells case dealt specifically with six of the 22 Patent claims in the Pfaff Leadless Patent. While that court's conclusion that those claims were invalid was based on reasons that are likely to apply to other patent claims as well, the Court of Appeals decision will not preclude Pfaff from asserting in the CTi-Pfaff action the patent claims that were not considered by the Court of Appeals.

               The CTi-Pfaff action in the District of Arizona has been stayed pending the outcome of the appeal from the Pfaff-Wells case. The Company believes, based on the advice of counsel, that CTi has meritorious defenses against any claim that CTi Products infringe the Pfaff Patent, and CTi intends to prosecute and defend vigorously its position in its declaratory judgement action and any related or subsequent litigation. There can be no assurance, however, that the Company or CTi will prevail in pending or any future litigation with Pfaff, and an adverse outcome could have a material adverse effect on the financial condition, results of operations and business of the Company. Such adverse effect could include, without limitation, the requirement that CTi pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

Item 2.   Changes in Securities and Use of Proceeds.

               The Company's registration statement on Form S-1 (Commission file number 333-1266) relating to the initial public offering of shares of the Company's common stock was declared effective by the Securities and Exchange Commission on March 26, 1996. On July 3, 1997, the Company filed an amendment to its initial report on Form S-R covering the six-month period ending on June 26, 1997. None of the information required to be disclosed has changed since the filing of this amendment.

 Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

         10.9    Form of stock option agreements for the 1996
                 Stock Plan.
         10.10   Form of option agreement for the 1996 Eligible
                 Directors Stock Plan.
         11.1    Statement re computation of earnings per share.
         21.1    Subsidiaries of the Registrant.
         27.1    Financial Data Schedule.

        (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the period ended September 27, 1997.

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    October 28, 1997         /s/ John L. Dwight, Jr.
          -----------------        ------------------------
                                   John L.  Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    October 28, 1997         /s/ Mary L. Mandarino
          -----------------        ------------------------
                                   Mary L.  Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

<EXHIBIT>                                          EXHIBIT 10.9



                                    __________________________
                                    Name of Optionee



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


     2.  CONDITIONS AND LIMITATIONS.

     (a) The option is granted on the condition that the purchase of shares hereunder shall be for investment purposes and not with a view to resale or distribution, except that such condition shall be inoperative if the offering of Shares subject to the option is registered under the Securities Act of 1933, as amended, or if in the opinion of counsel for the Company such Shares may be resold without registration. At the time of the exercise of the option or any installment the Company may require to implement the foregoing condition and to acknowledge the Optionee's familiarity with restrictions on the resale of the Shares under applicable securities laws, and the Company may stamp such legend on the certificate representing the Shares as may be necessary or appropriate in light of the foregoing condition.

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


     5. EXERCISABILITY OF OPTION. So long as Optionee remains an employee of the Company, this Option may be exercised only as follows:

          (i) commencing on the date of grant of this option, only to the extent of 25% of the Shares;
          (ii) thereafter, on each subsequent anniversary of the date of grant of this option, to the extent of an additional 25% of the Shares;

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

     (b) The provisions contained in this Section 6 shall not apply to any transfer of Shares to or in trust for the sole benefit of the Optionee, or any member of the immediate family of the Optionee, including for this purpose the undersigned's spouse, parents, parents-in-law, issue, nephews, nieces, brothers, brothers-in-law, sisters, sisters-in-law, children -in-law and grandchildren-in-law, provided that such transferee agrees in writing to be subject to the terms of
Section 6.


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

     (d) MODIFICATION OF INCENTIVE STOCK OPTIONS. Notwithstanding the foregoing, any adjustments made pursuant to subparagraphs (a), (b) or (c) with respect to this Option shall be made only after the Committee, after consulting with counsel for the Company, determines whether such adjustment would constitute a "modification" (as that term in defined in Section 424 of the Code) of such this Option or would cause any adverse tax consequences for the Optionee. If the Committee determines that such adjustments made with respect to this Option would constitute a modification of this Option or would cause adverse tax consequences to the holders, it may refrain from making such adjustments.

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

                               _____________________________
                               Signature of Optionee

                               _____________________________
                               Print Name of Optionee

                               Address:_____________________


                               Option Date: ________________


                               Vesting Commencement

                               Date: _______________________


                               No. of Shares: ______________


                               Option Price: _______________




     Accepted, as the issuer of the Shares, in accordance with the terms of the foregoing Option Agreement as of the foregoing Option Date.

                               PCD INC.


                               By: _________________________
                                   President

                                         ________________________
                                         Name of Optionee


                             PCD INC.

                   NON-QUALIFIED STOCK OPTION AGREEMENT
                           (PCD 1996 Stock Plan)


     THIS AGREEMENT is entered into by and between PCD Inc., a Massachusetts corporation with its principal office at Two
Technology Drive, Centennial Park, Peabody, Massachusetts 01960-
7977 (hereinafter the "Company"), and the undersigned consultant of the Company (hereinafter the "Optionee").

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


     5.  EXERCISABILITY OF OPTION.  So long as Optionee performs
Service, this Option may be exercised only as follows:

          (i) commencing on the date of grant of this option, only to the extent of 25% of the Shares;
          (ii) thereafter, on each subsequent anniversary of the date of grant of this option, to the extent of an additional 25% of the Shares;

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

     (b) The provisions contained in this Section 6 shall not apply to any transfer of Shares to or in trust for the sole benefit of the Optionee, or any member of the immediate family of the Optionee, including for this purpose the undersigned's spouse, parents, parents-in-law, issue, nephews, nieces, brothers, brothers-in-law, sisters, sisters-in-law, children-in -law and grandchildren-in-law, provided that such transferee agrees in writing to be subject to the terms of this Section 6.


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


                              ___________________________________
                              Signature of Optionee

                              ___________________________________
                              Print Name of Optionee

                              Address: __________________________

                              ___________________________________

                              Option Date:  _____________________


                              Vesting Commencement

                              Date:  ____________________________


                              No. of Shares:  ___________________


                              Option Price:  $___________________



     Accepted, as the issuer of the Shares, in accordance with the terms of the foregoing Option Agreement as of the foregoing
Option Date.

                              PCD INC.


                              By: _______________________________
                                  President
<EXHIBIT>                                           EXHIBIT 10.10


                                     _______________________
                                     Name of Optionee



                          PCD INC.

             ELIGIBLE DIRECTOR OPTION AGREEMENT


     THIS AGREEMENT is entered into by and between PCD Inc., a Massachusetts corporation with its principal office at Two Technology Drive, Centennial Park, Peabody, Massachusetts 01960-7977 (hereinafter the "Company"), and the undersigned non-employee director of the Company (hereinafter the "Optionee").

     WHEREAS, the Optionee renders important services to the Company (such services to be collectively herein referred to as "Service"), and the Company desires to grant a non
-qualified stock option to the Optionee;

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


     5. EXERCISABILITY OF OPTION. So long as Optionee is an Eligible Director, this Option may be exercised only as follows: in full six months after the Option Date.


     6.  "MARKET STAND OFF" AGREEMENT.

     (a) The Optionee, if requested by the Company or any managing underwriter of the Company's securities, shall agree not to sell or otherwise transfer or dispose of any

Shares of the Company held by the Optionee during the period up to 180 days, as requested by the Company or such underwriter, following the effective date of a registration statement of the Company filed under the Securities Act of 1933 (except for any Company securities held by the Optionee sold pursuant to such registration statement). Such agreement shall be in writing in form satisfactory to the Company or such underwriter. The Company may impose stop -transfer instructions with respect to the Shares subject to the foregoing restriction until the end of such period.

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


     (b) CONSOLIDATIONS OR MERGERS. If the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity, or in the event of a sale of all or substantially all of the Company's assets or otherwise (each, an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Company hereunder (the "Successor Board"), shall, as to this Option, if still outstanding, either (i) make appropriate provision for the continuation of this Option by substituting on an equitable basis for the shares then subject to this Option either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition,
(b) shares of stock of the surviving or successor corporation or (c) such other securities as the Successor Board deems appropriate, the fair market value of which shall not materially exceed the fair market value of the shares of Common Stock subject to this Option immediately preceding the Acquisition; or (ii) upon written notice to the Optionee, provide that this Option must be exercised, to the extent then exercisable or to be exercisable as a result of the Acquisition, within a specified number of days of the date of such notice, at the end of which period this Option hall terminate; or (iii) terminate this Option in exchange for a cash payment equal to the excess of the fair market value of the shares subject to this Option (to the extent then exercisable or to be exercisable as a result of the Acquisition) over the exercise price thereof.

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


                                  __________________________
                                  Signature of Optionee

                                  __________________________
                                  Print Name of Optionee


                                  Address: _________________
                                  __________________________


                                  Option Date:______________


                                  No. of Shares:____________


                                  Option Price: ____________



     Accepted, as the issuer of the Shares, in accordance with the terms of the foregoing Option Agreement as of the foregoing Option Date.

                              PCD INC.

                              By:___________________________
                                 President


<EXHIBIT>                                           EXHIBIT 11.1

                           PCD Inc.
       STATEMENT RE COMPUTATION OF EARNINGS PER SHARE (1)

For the quarter ended September 27, 1997
  Common stock outstanding,
    beginning of the period......................   5,953,682
  Weighted average common stock issued
    during the period............................      28,002
  Dilutive effect of common stock equivalents....     636,302
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,617,986
                                                    =========
  Net income per share...........................        0.26
                                                    =========

For the quarter ended September 28, 1996
  Common stock outstanding,
    beginning of the period......................   5,723,832
  Weighted average common stock issued
    during the period............................      39,557
  Dilutive effect of common stock equivalents....     805,680
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,569,069
                                                    =========
  Net income per share...........................        0.16
                                                    =========
For the nine months ended September 27, 1997
  Common stock outstanding,
    beginning of the period......................   5,854,733
  Weighted average common stock issued
    during the period............................      77,775
  Dilutive effect of common stock equivalents....     671,812
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,604,320
                                                    =========
  Net income per share...........................        0.66
                                                    =========

For the nine months ended September 28, 1996
  Common stock outstanding,
    beginning of the period......................   4,597,032
  Weighted average common stock issued
    during the period............................     764,572
  Dilutive effect of common stock equivalents....     788,619
                                                    ---------
  Weighted average number of common and common
    equivalent shares outstanding................   6,150,223
                                                    =========
  Net income per share...........................        0.58
                                                    =========

(1) All common and common equivalent shares have been restated to reflect a 12-for-1 stock split of the Company?s common stock effected in February, 1996.
<EXHIBIT>
                                                    EXHIBIT 21.1

                 SUBSIDIARIES OF THE REGISTRANT

PCD Inc.
CTi Technologies, Inc.
PCD Securities Corp.
PCD USVI Inc.
PCD Control Systems, Inc.