Form 10-K
period 1997-12-31
PCD INC
filed 1998-03-31
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K
(Mark One)
     [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1997

                                   OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                            ----------    ----------
                      Commission File Number 0-27744

                                 PCD INC.
           (Exact Name of Registrant as Specified in its Charter)

      Massachusetts                                           04-2604950
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

                            2 Technology Drive
                              Centennial Park
                     Peabody, Massachusetts  01960-7977
        (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code: (978) 532-8800

Securities registered pursuant to Section 12(b) of the act: None
Securities registered pursuant to Section 12(g) of the act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes      X     No
        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ]

As of March 2, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $68,106,324, based upon the closing sales price on the Nasdaq Stock Market for that date As of March 2, 1998, the number of issued and outstanding shares of the registrant's Common Stock, par value $.01 per share, was 6,050,682.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 1998. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                PART I

ITEM 1. BUSINESS

     As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc., a Massachusetts corporation, and its subsidiaries, including Wells Electronics, Inc. and its subsidiaries ("Wells"). However, all financial information for periods ended before December 26, 1997, unless otherwise indicated or the context otherwise requires, is for PCD Inc. and its subsidiaries, excluding Wells.

THE COMPANY

   PCD Inc. (the "Company") designs, manufactures and markets electronic connectors for use in integrated circuit ("IC") package interconnect applications, industrial equipment and avionics. Electronic connectors, which enable an electrical current or signal to pass from one element to another within an electronic system, range from minute individual connections within an IC to rugged, multiple lead connectors that couple various types of electrical/electronic equipment. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation. The electronic connector market is both large and broad. Bishop & Associates, a leading electronic connector industry market research firm, estimates the total 1997 worldwide market at $23.4 billion with more than 2,000 manufacturers.

   The Company markets over 6,800 electronic connector products in three product categories, each targeting a specific market. These product categories are IC package interconnects, industrial interconnects and avionics terminal blocks and sockets. IC package interconnects are specially designed electro-mechanical devices that connect ICs to printed circuit boards during the various stages of the IC's production and application in electronic systems. These stages are test, burn-in, development and production. Industrial interconnects are used in industrial equipment systems both internally, as input/output ("I/O") connectors to link the rugged electrical environment of operating equipment to the electronic environment of controllers and sensors, and externally, to facilitate the interface between discrete factory wiring and cabling for standard computer interconnects. Avionics terminal blocks and sockets perform similar functions as industrial connectors, but are designed and built to operate in the harsher environment and meet the more critical performance requirements of avionics applications. Representative customers of the Company include Altera Corporation, The Boeing Company, Micron Technology, Inc., Rockwell International Corp. (through its subsidiary, the Allen-Bradley Company) and Siemens AG.

   The Company believes it is benefiting from three trends affecting the electronics industry: (i) the increasing complexity of ICs and corresponding evolution of IC package designs, which favor growth in PCD's IC package interconnect market; (ii) the global nature of semiconductor manufacturers, which requires suppliers with global design, manufacturing and marketing capabilities; and (iii) the use of increasingly complex electronic controllers and sensors in industrial and avionics applications, which creates opportunities in PCD's industrial equipment and avionics markets.

   The Company has maintained a consistent strategy over the past five years to identify and expand into selected electronic connector markets where it can establish a position of leadership. There are five key elements of the Company's strategy: selection of key markets - market selection has contributed to the compound annual growth in sales of the Company (excluding Wells) of approximately 23.8% since 1993, and, after giving effect to the Wells acquisition, the Company's net sales in 1997, on a pro forma basis, were $71.4 million; total customer solution - the Wells acquisition and the creation of the Control Systems Interconnect division are examples of broadening the Company's product offerings within targeted markets; customer responsiveness/short delivery cycle - the Company believes it is among the most responsive to customer needs including product design and production lead times in the markets it serves, and its strategy is to maintain and exploit its leadership position; best cost producer - the Company (excluding Wells) has experienced an improvement in gross profit as a percentage of net sales from 33.1% in 1993 to 49.3% in 1997; and penetration of worldwide markets - international sales of the Company (excluding Wells) increased from 7.7% of net sales in 1993 to 35.8% in 1997, and, with the addition of operations of Wells in Europe and Asia, the Company expects that international sales will account for a significant portion of its revenues for the foreseeable future.

   The Company was incorporated in Massachusetts on November 9,
1976 under the name Precision Connector Designs, Inc. In February
1996, the Company changed its name to PCD Inc.

MARKETS

   The electrical and electronic systems which utilize connectors have become increasingly widespread and complex, in part, as a result of the increased automation of business systems and manufacturing equipment. Consequently, the electronic connector industry has grown in size and electronic connectors have become more sophisticated. Demand for smaller yet more powerful products has resulted in continued improvements in electronic systems in general and electronic connectors in particular. Product cycles continue to shorten and, as time to market becomes increasingly important, equipment manufacturers seek to reduce inventory and contend with pressures to keep up with new product innovations. The growing demand for electronic connector complexity, coupled with reduced product development cycles and delivery lead times, create a need for closer cooperation between connector suppliers and equipment manufacturers, often leading to new connector requirements and market opportunities.

   The electronic connector market is both large and broad. Bishop & Associates estimates the total 1997 worldwide market at $23.4 billion. This market is highly fragmented with over 2,000 manufacturers. While many of these companies produce connectors which are relatively standard and often produced in large quantities, a substantial portion of the industry is comprised of companies which produce both proprietary and standard products in relatively low volumes for specialized applications. Fleck Research has identified over 1,100 separate electronic connector product lines presently offered in the marketplace.

   PCD focuses its products and sales efforts in the selected key markets listed below.

   IC PACKAGE INTERCONNECT MARKET: In the fabrication and use of ICs, there are four stages in which sockets may be used: test, burn-in, development and production. It is the Company's objective to provide a total solution for selected IC packages encompassing all four stages. By providing a total solution, the Company believes it will be able to forge closer customer relationships and gain acceptance by new customers.

   The Company's market position varies by market. TEST - Through the Wells acquisition, the Company gained entrance to the IC package test market with a program, which is in its early stage and is designed to penetrate the test market. BURN-IN - The Company believes that the combination of the burn-in product lines of PCD and Wells makes the Company one of the worldwide leaders in the burn-in market. DEVELOPMENT - The Company has been active in the development market for a number of years, primarily with a product line that it sells to Altera Corporation. PRODUCTION - The Company has recently entered the production market with the introduction of its Z-Lok(TM) BGA socket.

   TEST - Test sockets are used primarily in semiconductor foundries. After silicon wafers have been cut into individual chips and packaged, certain electrical tests are performed to detect packaging defects and to grade/sort the chips based on various performance characteristics. Test sockets are designed for specific packages and must withstand hundreds of thousands of rapid insertions and withdrawals while offering high reliability. Because of their intensive use, test sockets have a relatively short useful life.

   BURN-IN - Most leading-edge microprocessors, logic and memory ICs undergo an extensive reliability screening and stress testing procedure known as burn-in. The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degree symbolC (257 degree symbolF), for periods typically ranging from 12 to 48 hours. During burn-in, the IC is secured in a socket, an electro-mechanical interconnect, which is a permanent fixture on the burn-in printed circuit board. The socket is designed to permit easy insertion and removal of the IC before and after burn-in. Further, these sockets must be able to withstand up to 10,000 insertions and withdrawals under extreme thermal cycle conditions.

   DEVELOPMENT - The main purpose of the development socket is to provide flexibility for the designer in performing diagnostics of electronic design layouts and programming of programmable logic devices ("PLDs") in the prototype and early production stages of these layouts.

   PRODUCTION - Production sockets provide an electro-mechanical interface between the printed circuit board and the IC package. Printed circuit boards form the backbone of all electronic systems. The use of sockets allows a detachable interconnection between the IC and printed circuit board and benefits both the systems manufacturer and end consumer. Sockets provide flexibility in production by allowing manufacturers to produce the printed circuit board with unpopulated sockets, then populate the board with ICs at a later date. Sockets also make upgrading easier and more flexible for the consumer by allowing for the replacement of a chip on a printed circuit board without disturbing or damaging other elements of the board.

   The worldwide semiconductor market has grown in five of the last six years and is projected by Integrated Circuit Engineering Corporation, a leading research company in the semiconductor field, to grow at a compound annual growth rate over the next five years in excess of 15%.

   INDUSTRIAL INTERCONNECT MARKET: The industrial interconnect market is comprised of a broad range of control, measurement and manufacturing equipment. Terminal blocks are most commonly used in this equipment to provide an electrical link between discrete functions, such as monitoring and measuring, and controlling devices, such as programmable logic controllers ("PLCs"), stand-alone PCs and single function controllers. The use of terminal blocks has increased as electronic controllers and sensors in the industrial environment have evolved to control more complex, multi- function activities. In addition to increasing in number, these controllers and their connectors are becoming smaller and are being configured in increasing variations.

   Increased sophistication in industrial and process control equipment has led to a demand for flexible, modular interconnection and interface products. Control systems are used to facilitate the interface of discrete factory wiring and cable systems with standard computer interconnects. These interface systems allow industrial customers to reduce installation time and decrease cabinet space, thereby improving their overall system costs.

   PCD is benefiting from the proliferation of factory automation and the embedded electronics which control manufacturing processes. This trend has spurred demand not only for increased unit volume of terminal blocks but also for interface modules with higher density and greater diversity of configurations.

   Within the industrial interconnect market, the Company focuses its sales and marketing efforts on North America. Bishop &
Associates forecasts sales of industrial interconnect products in North America to grow at a 6.2% compound annual growth rate, from $891 million in 1997 to $1.2 billion in 2002.

   AVIONICS MARKET: The avionics market requires a diverse range of electronic connectors that are designed and manufactured specifically for avionics applications. Over the last few years, commercial aircraft applications have represented an increasingly important part of this market. The Company participates in selected areas of the avionics market with terminal blocks and sockets that perform similar functions as its industrial connectors but are designed to operate in the harsher environment and meet the more critical performance requirements of avionics applications.

   The world fleet of commercial transport aircraft, which includes all aircraft with 50 seats or more, is projected by The Boeing Company to grow from 11,500 airplanes at the end of 1996 to almost 17,000 airplanes in 2006. Over the next ten years, The Boeing Company estimates that more than 7,300 new commercial jets will enter service worldwide. The majority of these airplanes will meet industry demand for growth, while the remainder will replace the 1,900 airplanes that are projected to be removed from service. According to The Boeing Company, many of these airplanes are expected to be removed from service due to the International Civil Aviation Organization ("ICAO") requirement that in the United States all airplanes must comply with the ICAO Stage 3 noise standard as of December 31, 1999. Of the 1,900 airplanes projected to be removed from service between 1997 and 2006, three out of four are expected to be removed during the next five years.

STRATEGY

   Before the Wells acquisition, both PCD and Wells shared similar strategies, and the Company has developed a unified strategy for the future. The Company's goal is to identify and expand into selected electronic connector markets where it can establish a position of leadership. The Company intends to increase its presence in the markets in which it participates through internal investment in product development and potential strategic acquisitions. The key elements of the Company's strategy are:

   SELECTION OF KEY MARKETS: The Company actively identifies and pursues areas of the electronic connector market which have the following characteristics: demand for electronic connectors with relatively high engineering content, high degree of customer interface, changing technology, significant growth opportunities and a market size appropriate to the Company's resources. The Company focuses on the IC package, industrial and avionics interconnect markets. The recent acquisition of Wells emphasizes the Company's strategy of selection of key markets by expanding its share of the IC package interconnect market. Similarly, the Company recently formed its Control Systems Interconnect division in order to enter the interface module market which the Company believes is a rapidly growing segment of the interconnect market.

   TOTAL CUSTOMER SOLUTION: The Company seeks to anticipate evolving market requirements and capitalize on its design capabilities to rapidly develop products that meet those needs. PCD has increased its product offerings and design capabilities to provide a total product solution to its customers. These customers are increasingly seeking a solution to an expanding array of product requirements and services, resulting in the establishment of closer strategic relationships between PCD and its customers. The Company believes its total solution approach meets these customer needs by shortening the new product development cycle, helping them to meet their time-to-market requirements and providing product specific expertise.

   CUSTOMER RESPONSIVENESS/SHORT DELIVERY CYCLE: The Company believes that responding quickly to customer needs is a critical competitive factor in the markets in which it participates. Increasing emphasis by customers on time to market with new designs, inventory reduction and shorter, and more frequent production runs has created the need for more responsive, innovative vendors. The Company believes it is among the most responsive to its customer needs including product design and production lead times for product development and delivery in the markets it serves, and the Company's strategy is to maintain and leverage this leadership position.

   BEST COST PRODUCER: In the markets in which the Company competes, high quality is a prerequisite. The Company's goal is to be the low cost producer for comparable product designs in each of these markets. The Company strives for continuous cost reduction and monitors its progress closely throughout the year. As part of this program, engineering and manufacturing work closely together from the inception of all new product programs.

   PENETRATION OF WORLDWIDE MARKETS: The Company has recently placed great emphasis on marketing its products on a worldwide basis and currently sells to its foreign customers both directly and through U.S. and foreign distributors. According to Bishop & Associates, non-U.S. sales accounted for over 60% of 1997 sales in the world connector market. International sales of the Company (excluding Wells) as a percentage of net sales increased from 7.7% in 1993 to 35.8% in 1997. As a result of the Wells acquisition, the Company now has an operating subsidiary in Japan ("Wells Japan"), and sales or technical support operations in England, Germany, South Korea, Malaysia and Singapore, which the Company believes will expand its ability to serve the global semiconductor market.

PRODUCTS AND APPLICATIONS

   The Company markets over 6,800 electronic connector products in three product categories, each targeting a specific market. These product categories are: IC package interconnects, industrial interconnects and avionics terminal blocks and sockets. The products offered within each product category can be characterized as either proprietary, application specific or industry standard, as described below.

   PROPRIETARY connectors are unique Company designs that are introduced and sold to a broad market rather than a single customer.

   APPLICATION-SPECIFIC interconnects are products which are designed and developed for a specific application, typically for one customer. These products can be subsequently developed into proprietary product lines.

   INDUSTRY STANDARD connectors are normally produced in accordance with a relatively detailed industry or military design and performance specification and sold to the broad market to which that specification relates.

IC PACKAGE INTERCONNECTS

   ICs (which before being packaged are frequently referred to as dies) are generally encased in a plastic or ceramic package to protect the device and facilitate its connection with other system components. The IC package industry offers a wide variety of evolving package designs. New package designs are driven by the need to accommodate the increasing complexity and higher lead count ICs. Each unique IC package configuration requires a socket that corresponds to the package's specific characteristics.

   ICs are constantly increasing in functionality while generally decreasing in unit cost. This leads to an increase in IC product application, thereby driving IC unit growth. This unit growth and the proliferation of sizes and packages drives the demand for IC sockets.

   Based on industry reports, unit demand for major package types are expected to increase at a compound annual growth rate of 8.1% from 1996 to 2001. The Company offers products within all package families, however, the Company primarily focuses on the Small Outline ("SO") Package Sockets, Quad Flat Pack ("QFP") Sockets, Pin Grid Array ("PGA") Sockets and Ball Grid Array ("BGA") Sockets. Based on industry reports, the projected compound annual growth rates for SO, QFP, PGA and BGA package families are 8.5%, 16.7%, 8.3% and 59.3%, respectively, from 1996 to 2001.

   SMALL OUTLINE PACKAGE SOCKETS: The SO is a plastic, rectangular package with leads on two sides, running along either pair of opposite edges. With lead counts from 8 to 64 leads, the SO houses simple logic, memory and linear dies. Most SO packages are 44 leads and below. Devices tend to transition to the QFP above this lead count. The small size, low price and surface mount design of the SO makes it a highly desirable package. The Company currently produces 170 distinct sockets to accommodate a variety of SO packages.

   QUAD FLAT PACK SOCKETS: The QFP is a plastic package with leads on four sides. It is used for high lead count surface mount applications and is characterized by lead counts typically ranging between 40 and 208 leads. The QFP is currently a predominant and rapidly growing technology for packaging of leading edge ICs used in microprocessor, communication and memory applications. The Company currently produces over 37 distinct sockets to accommodate a wide variety of QFP packages.

   PIN GRID ARRAY SOCKETS: The PGA is a square or rectangular through-hole device that affects routing through all layers of the printed circuit board. The pins are generally placed on the package before insertion of the die. The differentiating feature of the PGA is that the contacts are placed in an array over the bottom of the packaged device, rather than protruding from the sides of the device in a perimeter pattern, as with the QFP. As a result, the PGA offers greater lead density and smaller overall profile. This makes the PGA ideal for devices with high lead counts, in excess of 208, the upper range in which the QFP becomes difficult to handle.

   BALL GRID ARRAY SOCKETS: Similar to the PGA, the BGA uses an underlying substrate, rather than a lead frame, for die attachment. The die is then encapsulated and solderballs are attached to the underside of the substrate. The solderballs ultimately attach the package to the printed circuit board. The die is placed in the package prior to the attachment of the solderballs to ensure a flat surface for the die during processing. In some cases, the packaged BGA is referred to as the BGA Chip-Scale Package ("BGA/CSP") because the package is only slightly larger (i.e. less than 20% larger) than the die itself. Whereas the PGA contacts the printed circuit board at all layers using through-hole connection, the BGA contacts the printed circuit board only at the surface. This allows the BGA to achieve a lower profile, lighter weight and smaller area on the printed circuit board due to surface mounting.

INDUSTRIAL INTERCONNECTS

   The Company's product areas in this market are industrial terminal blocks and interface modules. Terminal blocks are most commonly used in industrial equipment to provide an electrical link between discrete functions, such as monitoring and measuring, and a controlling device. Interface modules facilitate the interface between discrete factory wiring and cabling for standard computer interconnects. The Company's industrial interconnects are targeted at the industrial and process control markets and affiliated markets and applications such as environmental control systems, food and beverage preparation, motor controls, machine tools, robotics, instrumentation and test equipment.

   TERMINAL BLOCKS: Terminal blocks are used in applications where I/O power or signal wires are fed into a PLC or similar (and often simpler) control system, and a connector is required to interface between the electrical environment of relatively heavy wires and the electronic environment of controllers and sensors. The Company's terminal blocks connect to and capture the wires in screw-clamp terminations, and interface with printed circuit boards in a variety of manners. The Company concentrates on four major product lines within this market: pluggable terminal blocks, fixed mount terminal blocks, edgecard terminal blocks, and application -specific terminal blocks. Application-specific terminal blocks are developed for customers who are of strategic importance to the Company, represent significant potential volume and are recognized market leaders.

   INTERFACE MODULES: Interface modules are interconnect devices that incorporate terminal blocks, high density connectors and often additional electronic components and are used to form the interconnection between a system I/O card and field equipment. Often these interconnections require several discrete wire and standard computer connector interconnects. The interface module simplifies the interconnection by incorporating both the discrete wire and standard computer interconnects into a rail mounted printed circuit board assembly consisting of terminal blocks, additional connectors and possibly other electronic devices. Interface modules are typically application-specific and may contain electronic components for signal conditioning, fusing and various other electronic requirements.

AVIONICS TERMINAL BLOCKS AND SOCKETS

   Avionics terminal blocks perform similar functions as industrial terminal blocks, linking discrete wires that are individually terminated to a connector. However, avionics terminal blocks are designed to withstand the harsher environment and far more critical operating requirements to which they are subject. The primary differences are that: contacts are gold plated; wires are terminated by the crimped (metal deformation) technique rather than screw clamps; and individual wires are installed and removed from the connector through use of spring-actuated locking devices. The avionics connectors are normally completely environmentally sealed through use of a silicon elastomer sealing grommet or are designed to operate in a sealed compartment.

   The Company concentrates on three major product lines in the avionics market:

   RELAY SOCKETS: Relay sockets are used throughout aircraft as a means to facilitate installation, repair and maintenance of electro-mechanical relays which are utilized for a wide variety of control purposes ranging from main control circuits to landing gear.

   JUNCTION MODULES: Junction modules are environmentally sealed, airborne terminal blocks.

   APPLICATION-SPECIFIC AVIONICS CONNECTORS: Application -specific junction modules have been developed in conjunction with Boeing Commercial Aircraft for use on the 737-747-757 -767 series of commercial aircraft; and with Douglas Aircraft Company for the MD11 and C17 aircraft. Application-specific relay sockets are marketed to Boeing subcontractors for the 777 commercial aircraft program and to Douglas for the MD11 and C17 aircraft.

PRODUCT DEVELOPMENT

   Currently, the Company markets over 6,800 products in a wide variety of product lines. The Company seeks to broaden its product lines and to expand its technical capabilities in order to meet its customers' anticipated needs. Through the Wells acquisition, the Company anticipates improved project design capacity resulting from focusing new product development resources and eliminating project duplication. The Company's product development strategy is to introduce new products into markets where the Company has already established a leadership position and to develop next generation products for other markets in which the Company wishes to participate. The following product lines were introduced in 1997: high density terminal blocks, production BGA Z-Lok(TM) sockets, test sockets and Flexiplug(TM), and a number of application-specific products for major market leaders in the IC package interconnect, industrial equipment and avionics markets, including Micron, AMD, Groupe Schneider and Rockwell International Corp. (through its subsidiary Allen-Bradley).

   The Company's current product development projects in the IC package interconnect market target new package device designs such as BGA, TSOP and CSP burn-in, test and BGA production packages. The Company believes, based on industry trends, that BGA will become the preferred package for high-lead count IC packages (in excess of 300 leads). The Company also believes, based on industry trends, that SOP and CSP will be the preferred package for high-volume, high-density small outline IC devices. In the industrial equipment market, the Company is scheduled to introduce a series of multi-tier fixed terminal blocks in the first half of 1998. The initial interface modules were introduced in January 1998, and a number of custom designs are expected to follow during the year. New application-specific products are also being developed. Among these products is a product similar to the Company's Flexiplug(TM) product being developed for Rockwell International Corp. (Allen-Bradley Company), which is projected to go into production in the second half of 1998. For Groupe Schneider, the Company has developed a number of standard and application-specific fixed terminal blocks, which are projected to be introduced in the second quarter of 1998.

SALES AND MARKETING

   The Company distributes its products through a combination of its own dedicated direct sales forces, a worldwide network of manufacturers representatives and authorized distributors. The Company maintains separate sales forces for the IC package interconnect markets and for the industrial equipment and avionics markets. For the IC package interconnect markets, the Company employs a global direct sales force with offices in England, Germany, Japan, South Korea, Malaysia, Singapore and the United States, augmented with sales representatives in smaller markets. The Company has integrated the Wells sales force with PCD's sales force for the IC package interconnect markets. For the industrial equipment and avionics markets, the Company generally uses its direct sales forces and manufacturer representatives for large customers, new product introductions and application-specific products and uses its authorized distributors for smaller and medium-sized customers of standard and proprietary products. The Company's sales and marketing program is focused on achieving and maintaining close working relationships with its customers early in the design phase of the customer's own product development.

CUSTOMERS

   In 1997, products of the Company (excluding Wells) were sold to over 1,300 customers in a wide range of industries and applications. The top five customers of the Company (excluding Wells) in 1997 accounted for 42.7% of net sales. Altera Corporation accounted for 14.5%, 17.4% and 16.6% of net sales of the Company (excluding Wells) in 1997, 1996 and 1995, respectively, and TNT Distributors, Inc. accounted for 12.7%, and 13.4% of net sales of the Company (excluding Wells) in 1997 and 1995, respectively. In 1997, principal end users of products of Wells included Advanced Micro Devices, Inc., Micron Technology, Inc. and Siemens AG. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 35.8%, 22.1% and 28.1% of the net sales of the Company (excluding Wells) in the years ended 1997, 1996 and 1995, respectively.

   Examples of end users of the Company's products, by category, are presented below:

PRODUCT CATEGORIES                         REPRESENTATIVE CUSTOMERS
------------------                     --------------------------------
IC Package Interconnects............   Advanced Micro Devices, Inc.
                                       Altera Corporation
                                       Micron Technology, Inc.
                                       Motorola
                                       Siemens AG

Industrial Interconnects............   Checkpoint Systems, Inc.
                                       Groupe Schneider (Modicon, Inc./
                                        Square D Co/Telemecanique)
                                       Honeywell, Inc.
                                       Pacific Scientific Company
                                       Parker Hannifin Corporation
                                       Rockwell International Corp.
                                        (Allen Bradley Company)

Avionics Terminal Blocks and Sockets    Bell Helicopter Textron Inc.
                                        The Boeing Company
                                        Bombardier Inc. (Canadair/
                                         DeHavilland/Learjet Inc.)
                                        British Aerospace Ltd.
                                        Empresa Brasileira de Aeronautica S/A
                                           (Embraer)


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

   The Company believes it is a leader in delivery responsiveness in its target markets. The introduction of just-in-time ("JIT") manufacturing, inventory control techniques and quick-change, in-house production tooling have substantially reduced delivery lead times. Production cells operate under a JIT pull system, with customer orders assembled as received. PCD carries minimal finished goods inventory. An additional advantage of JIT manufacturing is the almost complete elimination of rework. Shop floor orders are not handled in bulk and are relatively small, and problems are resolved as they occur, rather than continuing through an extended production run.

   Wells Japan subcontracts all of its product manufacturing and final assembly operations to approximately six Japanese vendors. In calendar year 1997, Wells derived $15.1 million (or approximately 21.1% of the Company's pro forma 1997 revenues)
from Wells Japan.   The Company does not subcontract any other
final product assembly. In addition, the Company subcontracts a portion of its labor-intensive product subassembly to a U.S.- based subcontractor with a manufacturing facility in Mexico. The Company is not contractually obligated to do business with any subcontractor, could substitute other subcontractors without significant additional cost or delay, and could perform assembly itself if the need were to arise.

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

COMPETITION

   The markets in which PCD operates are highly competitive, and the Company faces competition from a number of different manufacturers. The Company has experienced significant price pressure with respect to certain products, including its TSOP product. The principal competitive factors affecting the market for the Company's products include design, responsiveness, quality, price, reputation and reliability. The Company believes that it competes favorably on these factors.

   Generally, the electronic connector industry is competitive and fragmented, with over 2,000 manufacturers worldwide. Competition in the IC package interconnect market, however, is highly concentrated among a small number of significant competitors. Competition among manufacturers of application-specific connectors in the industrial terminal blocks market depends greatly on the customer, market and specific nature of the requirement. Competition is fragmented in the avionics market, but there are fewer competitors due to the demanding nature of the military and customer specifications which control much of the markets and the cost and time required to tool and qualify military standard parts. In each of the markets in which the Company participates, the Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully could have a material adverse effect on the financial condition, results of operations and business of the Company.

BACKLOG

   The Company defines its backlog as orders that are scheduled for delivery within the next 12 months. The Company estimates that its backlog of unfilled orders was approximately
$11.9 million (including Wells) at December 31, 1997, all of which the Company expects to fill in 1998, and $7.3 million (excluding Wells) at December 31, 1996. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in manufacturing strategy and variations in demand for customer products due to, among other things, introductions of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Based on anticipated future volumes, the Company makes other significant decisions regarding the level of business it will accept, the timing of production and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay purchase orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. For these reasons, backlog may not be indicative of future demand or results of operations.


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


EMPLOYEES

   As of December 31, 1997, the Company had 367 employees and 18 contract workers. The Company's 385 employees and contract workers include 311 in manufacturing and engineering, 45 in sales and marketing and 29 in administration. Of the Company's U.S. employees, 53 are represented by the International Brotherhood of Electrical Workers, Local 1392. The Company believes that its relations with its employees and their union are good. The current collective bargaining agreement expires on February 18, 2000.

RECENT DEVELOPMENTS

   WELLS ACQUISITION

   On December 26, 1997, the Company completed the acquisition (the "Wells acquisition") of Wells Electronics, Inc. ("Wells"). Wells designs, develops, manufactures and markets a broad line of test and burn-in sockets and plastic carriers for the global semiconductor industry. In combining the existing burn-in business of PCD with that of Wells, the Company now supports complete design, development, manufacturing and marketing of test and burn-in sockets in two of the world's largest IC package interconnect markets: the United States and Japan. The Company believes that benefits of the combination of PCD and Wells include: (i) complementary product lines that together provide an extensive product offering of burn-in sockets as well as test, development and production sockets; (ii) complementary major customers with little overlap; and (iii) improved project design capacity resulting from focusing new product development resources and eliminating project duplication.

   Over the last three years, Wells has employed a similar strategy to that of the Company. From fiscal 1995 (52 weeks ended June 3, 1995), to fiscal 1997 (53 weeks ended May 3, 1997), the net sales of Wells increased from $18.6 million to $27.5 million. With the inclusion of the net sales of Wells, consolidated pro forma net sales and income from operations (before deducting the non-recurring write-off relating to the Wells acquisition of acquired in-process research and development) for the Company totaled $71.4 million and $21.9 million, respectively, in 1997.

   PUBLIC OFFERING

   On February 12, 1998, the Company filed a Registration Statement on Form S-1 (Registration No. 333-46137)(the "Registration Statement") with the Securities and Exchange Commission with respect to the possible sale of 2,000,000 shares of its Common Stock. The Company amended the Registration Statement on March 20, 1998. There can be no assurance that the offering of shares contemplated by the Registration Statement will be completed.

   NEW CREDIT FACILITY, SUBORDINATED DEBENTURE AND WARRANT

   On December 26, 1997, the Company entered into a new credit agreement with Fleet National Bank as agent for itself and other lenders ("Credit Facility") consisting of an aggregate $70.0 million in term loans and a $20.0 million revolving credit loan. On the same date, the Company also issued a $25.0 million

Subordinated Debenture (the "Debenture") and a common stock purchase warrant (the "Emerson Warrant") to Emerson Electric Co. For further discussion of the Credit Facility, Debenture, and the Emerson Warrant see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources appearing in Item 7 hereof and Notes 8 and 9 of Notes to the Company's Consolidated Financial Statements appearing in Item 8 hereof.

FORWARD LOOKING INFORMATION

   Statements in this report concerning the future revenues, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of the PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including:

   DEPENDENCE ON IC PACKAGE INTERCONNECT AND SEMICONDUCTOR INDUSTRIES. The Company's semiconductor or integrated circuit ("IC") package interconnect sockets are used by producers and testers of ICs and original equipment manufacturers ("OEMs"). For the year ended December 31, 1997, the Company (excluding
Wells) derived 42.3% of its net sales from these products. The Company's future success will depend in substantial part on the vitality of the semiconductor and the related IC package interconnect industries. The Company's recent acquisition of Wells Electronics, Inc. ("Wells"), a supplier of IC package interconnects, significantly increases the Company's dependence on the IC package interconnect industry. Historically, the IC package interconnect industry has been driven by both the technology requirements and unit demands of the semiconductor industry. Depressed general economic conditions and cyclical downturns in the semiconductor industry have had an adverse economic effect on the IC package interconnect market. In addition, the product cycle of existing IC package designs and the timing of new IC package development and introduction can affect the demand for IC package interconnect sockets. Reduced demand for semiconductors and their related packages would have a material adverse effect on the financial condition, results of operations and business of the Company.

   DEPENDENCE ON PRINCIPAL CUSTOMERS. Altera Corporation ("Altera"), a provider of high performance, high density programmable logic devices, has been the largest customer of the Company (excluding Wells) since 1994. Altera accounted for 14.5%, 17.4% and 16.6% of the net sales of the Company (excluding Wells) for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to TNT Distributors, Inc. ("TNT"), a semiconductor equipment distributor, accounted for 12.7% and 13.4% of net sales for the years ended December 31, 1997 and 1995, respectively. Sales by Wells to Advanced Micro Devices, Inc. ("AMD"), Dynavision, Inc. ("Dynavision") and Micron Technology, Inc. ("Micron") accounted for 12.0%, 11.6% and 29.6%, respectively, of net sales by Wells for the pro forma calendar year ended December 31, 1997. The Company does not have written agreements with any of its customers, including Altera, AMD, Dynavision, Micron or TNT, and therefore, no customer has any minimum purchase obligations. Accordingly, there can be no assurance that any of the Company's customers will purchase the Company's products beyond those covered by released purchase orders. The loss of, or significant decrease in, business from Altera, AMD, Dynavision, Micron or TNT, for any reason, would have a material adverse effect on the financial condition, results of operations and business of the Company.

   ACQUISITIONS AND INDEBTEDNESS. The Company acquired all of the capital stock of Wells, a manufacturer of IC package interconnect products, on December 26, 1997. Wells currently operates as a wholly-owned subsidiary of the Company. Subject to compliance with the Company's credit facility ("Senior Credit Facility") with Fleet National Bank and other lenders, the Company may from time to time pursue the acquisition of other companies, assets, products or technologies. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate Wells or other acquired businesses profitably in the future. Acquisitions involve a number of operating risks that could materially adversely affect the Company's operating results, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to manage acquisitions successfully or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the financial condition, results of operations and business of the Company. Accordingly, operating expenses associated with acquired businesses may have a material adverse effect on the financial condition, results of operations and business of the Company.

   The Company incurred substantial indebtedness in connection with the Wells acquisition and, subject to compliance with the terms of the Senior Credit Facility, may incur additional indebtedness in connection with future acquisitions. The incurrence of substantial amounts of debt could increase the risk of the Company's operations. If the Company's cash flow and existing working capital are not sufficient to fund its general working capital requirements or to service its indebtedness, the Company would have to raise additional funds through the sale of its equity securities, the refinancing of all or part of its indebtedness or the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations, if at all. The cost of debt financing may also impair the ability of the Company to maintain adequate working capital or to make future acquisitions. In addition, the issuance of additional shares of Common Stock in connection with acquisitions could be dilutive to existing investors.

   INTERNATIONAL SALES AND OPERATIONS. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 35.8%, 22.1% and 28.1% of the net sales of the Company (excluding Wells) in the years ended December 31, 1997, 1996 and 1995, respectively, and the Company believes that, with the addition of Wells, international sales will account for a significant portion of its revenues for the foreseeable future. International revenues are subject to a number of risks, including: longer accounts receivable payment cycles; exchange rate fluctuations; difficulty in enforcing agreements and intellectual property rights and in collecting accounts receivable; tariffs and other restrictions on foreign trade; withholding and other tax consequences; economic and political instability; and the burdens of complying with a wide variety of foreign laws. Sales made to foreign customers or foreign distributors may be denominated in either U.S. dollars or in the currencies of the countries where sales are made. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates and does not currently plan to do so. The Company's foreign sales and operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. As a result of the Wells acquisition, the Company now has an operating subsidiary in Japan, and sales or technical support operations in England, Germany, South Korea, Malaysia and Singapore. Recent and continuing volatility in the Asian economies and financial and currencies markets may have a material adverse effect on the Company's current and planned sales and operations in that region, particularly with respect to the Company's IC package interconnect business. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the financial condition, results of operations and business of the Company.

   RESTRICTIVE COVENANTS UNDER SENIOR CREDIT FACILITY. The agreement governing the Senior Credit Facility contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. Among these covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lenders, acquire the assets of or ownership interests in, or merge with, other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends.

   FLUCTUATIONS IN OPERATING RESULTS. The variability of the level and timing of orders from, and shipments to, major customers may result in significant fluctuations in the Company's quarterly results of operations. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. Cancellations, reductions or delays in orders by a customer or groups of customers could have a material adverse effect on the financial condition, results of operations and business of the Company. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors may include, among other things, customers' and competitors' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, shifts in the Company's product mix and changes or anticipated changes in economic conditions. In addition, it is not uncommon in the electronic connector industry for results of operations to display a seasonal pattern of declining revenues in the third quarter of the calendar year. Although the Company's results of operations did not display this pattern in 1997 and 1995, it did occur in 1996 and is likely to occur in the future. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have a material adverse impact on the Company's results of operations for the quarter. Results of operations for any period should not be considered indicative of the results to be anticipated for any future period.

   TECHNOLOGICAL EVOLUTION. The rapid technological evolution of the electronics industry requires the Company to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost-effective basis. In particular, the Company must target its development of IC package interconnect sockets based on which next generation IC package designs the Company expects to be successful. The Company must manage transitions from products using present technology to those that utilize next generation technology in order to maintain or increase sales and profitability, minimize disruptions in customer orders and avoid excess inventory of products that are less responsive to customer demand. Any failure of the Company to respond effectively to changes in industry standards and customer needs, develop and introduce new products and manage product transitions would have a material adverse effect on the financial condition, results of operations and business of the Company.

   MANAGEMENT OF GROWTH. The Company has grown rapidly in recent years, in particular through the Wells acquisition in December 1997. A continuing period of rapid growth could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operations and business of the Company.

   PROPRIETARY TECHNOLOGY AND PRODUCT PROTECTION. The Company's success depends in part on its ability to maintain the proprietary and confidential aspects of its products as they are released. The Company seeks to use a combination of patents and other means to establish and protect its proprietary rights. There can be no assurance, however, that the precautions taken by the Company will be adequate to protect the Company's technology. In addition, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents or other proprietary rights that cover or affect products that perform functions similar to those performed by products offered by the Company. There can be no assurance that, in the future, the Company's products will not be held to infringe patent claims of its competitors, or that the Company is aware of all patents containing claims that may pose a risk of infringement by its products. The inability of the Company for any reason to protect existing technology or otherwise acquire such technology could prevent distribution of the Company's products, having a material adverse effect on the financial condition, results of operations and business of the Company.

   PATENT LITIGATION. On August 21, 1995, the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona against Wayne K. Pfaff, an individual residing in Texas ("Pfaff"), and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") (collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) (the "CTi Leaded Products") and BGA packages (the "CTi BGA Products") (collectively, the "CTi Products"). Pfaff has filed a counterclaim alleging that CTi infringes the "Pfaff Leadless Patent" and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent. That action has been stayed pending resolution of another action, described below, involving the Pfaff Leadless Patent.

   In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. Certain other Claims of the patent were not at issue in that case and their validity was not decided by the court, because Pfaff did not allege that products of Wells infringed such Claims. The United States Supreme Court has accepted an appeal by Pfaff in that case. Unless overturned, the Court of Appeals decision as to the invalidity of such Claims of the Pfaff Leadless Patent will be binding in the CTi v. Pfaff action in the District of Arizona, and the reasoning of that decision could support CTi's position that the remaining Claims of that patent are invalid. There can be no assurance, however, that the decision will not be overturned or that the Company will not be required to engage in further costly litigation regarding the Pfaff Patents.

   In addition, there can be no assurance that the Company, CTi or Wells will prevail in any pending or future litigation. A final court determination that CTi or Wells has infringed the Pfaff Leadless Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that CTi or Wells pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing. Approximately 18.5% of the revenues of the Company (excluding Wells) for 1997 and approximately 7.0% of the revenues of Wells for calendar year 1997 were derived from the sale of products potentially at issue in the Pfaff cases. There can be no assurance that the CTi and Wells litigation will be resolved without material adverse effect on the financial condition, results of operations and business of the Company.

   COMPETITION. The electronic connector industry is highly competitive and fragmented, with more than 2,000 manufacturers worldwide. The Company believes that competition in its targeted segments is primarily based on design, responsiveness, quality, price, reputation and reliability. The Company has experienced significant price pressure with respect to certain products, including its thin, small outline package ("TSOP") product. The Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully would have a material adverse effect on the financial condition, results of operations and business of the Company.

   CONTROL BY EXISTING STOCKHOLDERS. Upon the completion of this offering, the current officers, directors and Emerson Electric Co. ("Emerson"), the Company's largest stockholder, will beneficially own approximately 41.5% of the outstanding shares of the Common Stock of the Company based on the number of shares of Common Stock outstanding as of January 31, 1998. Accordingly, such persons, if they act together, will have effective control over the Company through their ability to control the election of directors and all other matters that require action by the Company's stockholders, irrespective of how other stockholders may vote. Such persons could prevent or delay a change in control of the Company which may be favored by a majority of the remaining stockholders. Such ability to prevent or delay such a change in control of the Company also may have an adverse effect on the market price of the Company's

Common Stock.

   DEPENDENCE ON KEY PERSONNEL. The Company is largely dependent upon the skills and efforts of John L. Dwight, Jr., its Chairman of the Board, President and Chief Executive Officer, Richard J. Mullin, its Vice President and President, Wells - CTI Division, Michael S. Cantor, its Vice President and General Manager, Industrial/Avionics Division, Jeffrey A. Farnsworth, its Vice President and General Manager, Wells - CTI Phoenix, and other officers and key employees. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term or noncompetition agreements prohibiting them from competing with the Company after termination of their employment. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the financial condition, results of operations and business of the Company.

   DEPENDENCE UPON INDEPENDENT DISTRIBUTORS. Sales through independent distributors accounted for 38.7%, 28.1% and 35.7% of the net sales of the Company (excluding Wells) for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's agreements with its independent distributors are nonexclusive and may be terminated by either party upon 30 days written notice, provided that if the Company terminates the agreement with an independent distributor, the Company will be obligated to purchase certain of such distributor's pre-designated unsold inventory shipped by the Company within an agreed-upon period prior to the effective date of such termination. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. The Company grants to certain of its distributors limited inventory return and stock rotation rights. If the Company's distributors were to increase their general levels of inventory of the Company's products, the Company could face an increased risk of product returns from its distributors. There can be no assurance that the Company's historical return rate will remain at a low level in the future or that such product returns will not have a material adverse effect on the Company's financial condition, results of operations and business.

   YEAR 2000 COMPLIANCE COSTS. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. The Company believes that, with the exception of the South Bend, Indiana location of Wells-CTI ("Wells-CTI South Bend"), its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. However, there can be no assurances that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's financial condition, results of operations or business. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's financial condition, results of operations and business could be materially and adversely affected.

   The Company believes that, within the next nine months, it will have to replace the current systems at Wells-CTI South Bend with new systems that are Year 2000 compliant. Failure to replace such systems could result in the generation of erroneous data or system failure. Significant uncertainty exists concerning the potential effects associated with Year 2000 compliance, and Year 2000 issues involving systems of Wells-CTI South Bend could have a material adverse effect on the Company's financial condition, results of operations or business. The cost of replacing computer systems of Wells-CTI South Bend is currently estimated to be up to $900,000.

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

   ENVIRONMENTAL COMPLIANCE. The Company is subject to a wide range of environmental laws and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. A failure by the Company at any time to comply with environmental laws and regulations could subject it to liabilities or the suspension of production. Such laws and regulations could also restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or incur other significant expenses.

   POSSIBLE VOLATILITY OF STOCK PRICE. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in quarterly results of operations, announcements of new products by the Company or its competitors, other developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, there can be no assurance that an active trading market for the Common Stock will be sustained.

   POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS. The Company's Board of Directors has the authority without action by the Company's stockholders to fix the rights and preferences of and to issue shares of the Company's Preferred Stock, which may have the effect of delaying, deterring or preventing a change in control of the Company. At present the Company has no plans to issue any shares of Preferred Stock. The Company's Board of Directors also has the authority without action by the Company's stockholders to impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. In addition, the classification of the Company's Board of Directors and certain provisions of Massachusetts law applicable or potentially applicable to the Company, could have the effect of delaying, deterring or preventing a change in control of the Company. These statutory provisions include a requirement that directors of publicly-held Massachusetts corporations may only be removed for "cause," as well as a provision not currently applicable to the Company that any stockholder who acquires beneficial ownership of 20% or more of the outstanding voting stock of a corporation may not vote such stock unless the stockholders of the corporation so authorize.

ITEM 2. FACILITIES

   PCD, headquartered in Peabody, Massachusetts, operates leased production facilities in Peabody, Massachusetts (60,000 square feet) and Phoenix, Arizona (24,000 square feet). In conjunction with the Wells acquisition, production facilities were added in South Bend, Indiana (50,000 square feet), Yokohama, Japan (6,600 square feet) and Harrisburg (Swatara), Pennsylvania (7,000 square feet). The Peabody facility is responsible for assembly, manufacturing automation development and quality assurance functions relating to industrial terminal blocks and avionics terminal blocks. The Phoenix facility is responsible for assembly and quality assurance functions relating to burn-in, development and production sockets, as well as related product design and development. The South Bend and Yokohama facilities are responsible for design, assembly, manufacturing automation development and quality assurance for burn-in sockets. Stamping and molding fabrication of components for both Peabody and Phoenix are handled at the Peabody facility. The Harrisburg (Swatara) facility handles stamping for production in South Bend. The Company also maintains distribution and technical sales support facilities in Northhampton, England; Regensburg, Germany; Seoul, South Korea; Singapore and Penang, Malaysia. The Company believes that its facilities are adequate for its operations for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

   On August 21, 1995, the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona against Wayne K. Pfaff, an individual residing in Texas ("Pfaff"), and Plastronics Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") (collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) (the "CTi Leaded Products") and BGA packages (the "CTi BGA Products") (collectively, the "CTi Products"). Pfaff has filed a counterclaim alleging that CTi infringes the Pfaff Leadless Patent and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent. That action has been stayed pending resolution of another action, described below, involving the Pfaff Leadless Patent.

   In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. Certain other Claims of the patent were not at issue in that case, and their validity was not decided by the court, because Pfaff did not allege that products of Wells infringed such Claims. The United States Supreme Court has accepted an appeal on that case. Unless overturned, the Court of Appeals decision as to the invalidity of such Claims of the Pfaff Leadless Patent will be binding in the CTi v. Pfaff action in the District of Arizona, and the reasoning of that decision could support CTi's position that the remaining Claims of that patent are invalid.

   The Company believes, based on the advice of counsel (Brown & Bain, P.A., as to CTi and Baker & Daniels as to Wells), that CTi and Wells have meritorious defenses against any allegations of infringement under the Pfaff Patents, and, if necessary, CTi and Wells will vigorously litigate their positions. There can be no assurance, however, that the Company, CTi or Wells will prevail in any pending or future litigation, and a final court determination that CTi or Wells has infringed the Pfaff Leadless Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that CTi or Wells pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing. Approximately 18.5% of the revenues of the Company (excluding Wells) for 1997 and approximately 7.0% of the revenues of Wells for calendar year 1997 were derived from the sale of products potentially at issue in the Pfaff cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders in the fourth quarter of 1997.

              EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the executive officers of the Company and their ages as of December 31, 1997 and positions held with the Company, as follows:

         Name              Age                      Position
---------------------      ---     ------------------------------------------
John L. Dwight, Jr...       53     Chairman of the Board, Chief Executive
                                    Officer, President and Director
Richard J. Mullin....       46     Vice President and President,
                                    Wells-CTI Division
Michael S. Cantor....       61     Vice President and General Manager,
                                    Industrial/Avionics Division
Jeffrey A. Farnsworth       51     Vice President and General Manager
                                    Wells-CTI Phoenix
Mary L. Mandarino....       43     Vice President, Finance and Administration,
                                    Chief Financial Officer and Treasurer
Roddy J. Powers......       54     Vice President - Operations

     Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when he purchased a controlling interest in PCD. Mr. Dwight was previously Vice President - International of Burndy Corporation, an electronic connector manufacturer. Mr. Dwight has 27 years of management and operating experience in the connector industry.

     Mr. Mullin has served as Vice President and President, Wells - CTI Division since December 1997. From June 1993 to December 1997, he was President and Chief Executive Officer of Wells. From May 1983 to June 1993, Mr. Mullin was Executive Vice President and Chief Financial Officer of Wells. Before joining Wells, Mr. Mullin was a CPA with Peat Marwick Mitchell & Co. for nine years.

     Mr. Cantor has served as Vice President and General Manager, Industrial/Avionics Division since February 1998. From July 1988 to February 1998, he was Vice President, Sales and Marketing. Mr. Cantor joined the Company in 1983 and has held various positions in management. From 1980 to 1983, Mr. Cantor was President - U.S. Operations for Balteau S.A. and from 1972 to 1980, Director of Regional Operations at Burndy Corporation. Mr. Cantor has 37 years of experience in the connector industry.

     Mr. Farnsworth has served as Vice President and the General
  Manager, Wells - CTI Phoenix since December 1997. From October
  1993 to December 1997, he was Vice President and General

  Manager - CTi. Mr. Farnsworth was a founder of Component Technologies, Inc. in 1983, and remained with the Company, in various positions in sales and marketing, following the acquisition of Component Technologies, Inc. by the Company in 1988. Mr. Farnsworth has 22 years of experience in the connector industry.

     Ms. Mandarino has served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer since 1989. Ms. Mandarino joined the Company in 1986 and has held several positions of increasing responsibility in finance. Prior to joining PCD, Ms. Mandarino held various financial positions with American Brands, Inc. and Dresser Industries, Inc.

     Mr. Powers has served as Vice President, Operations since he joined the Company in 1983. Previously, he was the General
  Manager of the Incon Division of Transitron, which was acquired by PCD.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

(a)   The Company's Common Stock is traded on the Nasdaq National
   Market of the Nasdaq Stock Market, Inc. The following table sets forth the reported high and low sale prices for the Common Stock, under the symbol "PCDI," for the periods indicated:

                                                       HIGH      LOW
                                                      ------    ------
    1997:
    -----
     First Quarter..................................   17-3/4   13
     Second Quarter.................................   17-5/8   14
     Third Quarter..................................   25       16
     Fourth Quarter.................................   26-1/2   19-1/2

    1996:
    -----
     First Quarter (from March 27)..................   12-1/2   11(F1)
     Second Quarter.................................   16       11-1/4
     Third Quarter..................................   13-3/4   10-1/8
     Fourth Quarter.................................   13-7/8   10

(a)  Initial public offering price per share.

      On March 18, 1998, the last reported sale price for the Common Stock on the Nasdaq National Market was $22.00 per share. As of January 31, 1998, there were approximately 800 holders of record of Common Stock.

      The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Board of Directors of the Company intends to review this policy from time to time, after taking into account various factors such as the Company's financial condition, results of operation, current and anticipated cash needs and plans for expansion. The Senior Credit Facility contains a covenant that prohibits the Company from paying cash dividends.

      On December 26, 1997, the Company issued to Emerson Electric Co. a subordinated debenture with a principal amount of $25 million (convertible under certain circumstances into Common Stock) and Common Stock purchase warrants for the purchase of up to 525,000 shares of Common Stock at an exercise price of $1.00 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" appearing in
   Item 7 hereof. No underwriters were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from registration set forth in
   Section 4(2) of the Securities Act.

(b) The Company's registration statement on Form S-1 (Commission file no. 333-1266) relating to the initial public offering of shares of the Company's common stock was declared effective by the Securities and Exchange Commission on March 26, 1996. On July 3, 1997, the Company filed an amendment to its initial report on Form S-R covering the six-month period ended
   June 26, 1997. On December 26, 1997, the Company applied all of the net proceeds from its initial public offering ($11,253,000) towards payment of the purchase price of Wells Electronics, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Wells Acquisition appearing in Item 7 hereof. None of such payment was made directly or indirectly to directors or officers of the Company or their associates, or to persons owning 10 percent or more of any class of equity securities of the Company, or to affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

   The following table contains certain selected consolidated financial data for PCD and its subsidiaries (excluding Wells and its subsidiaries, except as noted). The selected consolidated financial data for each of the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's Consolidated Financial Statements, which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The pro forma statement of operations data for the year ended
December 31, 1997 give effect to the Wells acquisition assuming such transaction occurred on January 1, 1997 and have been derived from the Unaudited Pro Forma Condensed Consolidated Statement of Operations included elsewhere in this Prospectus. The Pro Forma Consolidated Statement of Operations Data are not necessarily indicative of the actual results that would have been achieved had the Wells acquisition occurred at the beginning 1997, nor do they purport to indicate the results of operations of the Company for any future period. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company and of Wells appearing elsewhere in this Report.

                                              Year Ended December 31,
                                 1997(1)(2)   1997(3)     1996       1995       1994      1993
                                      (in thousands, except percentages and per share amounts)
Consolidated Statement of
 Operations Data:
-------------------------
Net sales........................ $ 71,386   $ 29,796   $ 26,857   $ 25,616   $ 15,850  $12,691
Gross profit.....................   41,024     14,676     12,400     12,139      6,016    4,197
Write-off of acquired in-process
 research and development........        -    (44,438)         -          -          -        -
Income (loss) from operations....   21,877    (35,578)     6,955      6,472      2,157      867
Interest income (expense), net...  (12,013)       940        725        112         23        1
Net income (loss) ............... $  5,570   $(22,836)   $ 4,786   $  3,863   $  1,301  $   507
                                  ========   ========   ========   ========   ========  =======
Net income (loss) per share (3):
  Basic.......................... $   0.94   $  (3.83)  $   0.87   $   0.85   $   0.29  $  0.11
                                  ========   ========   ========   ========   ========  =======
  Diluted ....................... $   0.82   $  (3.83)  $   0.76   $   0.74   $   0.28  $  0.11
                                  ========   ========   ========   ========   ========  =======
Weighted average number of common
 and common equivalent shares
 outstanding (4):
  Basic..........................    5,955      5,955      5,478      4,570      4,561     4,561
                                  ========   ========   ========   ========   ========  ========
  Diluted........................    6,769      5,955      6,292      5,201      4,631     4,637
                                  ========   ========   ========   ========   ========  ========

Other Data
----------
EBITDA (5)(6) ...................  $30,059   $10,390      $8,344      $7,498   $3,142     $1,933
EBITDA margin (5) ...............    42.1%     34.9%       31.1%       29.3%    19.8%      15.2%
Depreciation.....................    4,140     1,530       1,389       1,026      985      1,066
Amortization of intangible assets    4,042         -           -           -        -          -

                                                      December 31,
                                    ------------------------------------------------
                                    1997(3)    1996       1995        1994     1993
                                    -------   ------    -------      ------   ------
Consolidated Balance Sheet Data:
--------------------------------
Working capital (deficit).......  $(12,632)  $23,054    $ 7,671     $ 5,089    $4,249
Total assets....................   126,592    32,456     15,929      10,783     8,945
Total debt......................   105,903         -          -           -        37
Stockholders' equity............     8,995    28,706     12,812       8,774     7,473

----------
(1) Gives effect to the Wells acquisition assuming such transaction had occurred on January 1, 1997 and the elimination of the related non-recurring acquired in-process research and development expense and the addition of the annual amortization of acquired intangible assets so that the pro forma and the pro forma includes only recurring costs. See "Unaudited Pro Forma Condensed Consolidated Statement of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Before deducting the additional interest expense for the value of the exercisable portion of the Emerson Warrant, pro forma net income was approximately $6,849,000, pro forma net income per share - basic was $1.15 (based on a weighted average number of shares outstanding of 5,954,657) and pro form net income per share - diluted was $1.01 (based on a weighted average number of common and common equivalent shares outstanding of 6,769,479).

(3) Net loss for the year ended December 31, 1997 includes a non-recurring write-off relating to the Wells acquisition for acquired in-process research and development. Before deducting the write-off, net income per share - basic was $1.04 (based on a weighted average number of shares outstanding of 5,954,657), and net income per share - diluted was $0.94 (based on a weighted average number of common and common equivalent shares outstanding of 6,634,125).

(4)  See Note 2 to the Company's Consolidated Financial
     Statements for an explanation of the basis used to Calculate net income (loss) per share.

(5) Earnings before interest, taxes, depreciation and amortization ("EBITDA") includes income from operations before deducting the non-recurring write-off relating to the Wells acquisition for acquired in-process research and development adjusted to exclude depreciation and amortization of intangible assets. EBITDA margin is EBITDA reflected as a percentage of net sales. The Company believes that EBITDA and EBITDA margin provide additional information to assist investors in determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP"), is not indicative of operating income or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures reported by other companies.

(6) Net cash provided by operating activities was $8.1 million, $7.8 million, $5.5 million, $1.6 million and $1.5 million for 1997, 1996, 1995, 1994 and 1993, respectively. Net cash used in investing activities was $132.9 million, $1.9 million, $2.5 million, $1.4 million and $1.4 million for 1997, 1996, 1995, 1994 and 1993, respectively. Net cash (used in) provided by financing activities was $108.3 million, $10.7 million, $0.004 million, $(0.09) million and $(0.4) million for 1997, 1996, 1995, 1994 and 1993, respectively.







                     WELLS ELECTRONICS, INC.

              SELECTED CONSOLIDATED FINANCIAL DATA

   The following table contains certain selected consolidated financial data for Wells Electronics, Inc. The selected consolidated financial data for each of the periods 34 weeks ended December 26, 1997, 48 weeks ended April 27, 1996, and 52 weeks ended June 3, 1995, have been derived from the Wells Consolidated Financial Statements, which have been audited by KPMG Peat Marwick, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of Wells appearing elsewhere in this Prospectus.

                                                                               Unaudited
                              34 Weeks    53 Weeks  48 Weeks  52 Weeks  ----------------------
                                Ended       Ended     Ended     Ended   Year Ended  Year Ended
                             December 26,   May 3,  April 27,  June 3,     May 31,     May 31,
                                 1997       1997      1996       1995       1994        1993
                             -----------  --------  --------  --------  ----------  ----------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
----------------------
Net sales....................  $29,268     $27,492   $17,998   $18,579    $12,287     $11,696
Gross profit.................   19,007      14,311     8,727     8,847      3,964       4,370
Income (loss) from operations   11,584       5,553     2,103     1,575       (642)       (944)
Non-operating income, net....      330         783       735        66        154         518
Net income (loss) ...........  $ 6,269     $ 4,367   $ 2,252   $   843    $  (386)    $  (432)
                               =======     =======   =======   =======    =======     =======
Net income (loss) per share(1):
  Basic......................  $801.15     $558.08   $287.80   $107.73    $(49.33)    $(55.21)
                               =======     =======   =======   =======    =======     =======
  Diluted....................  $801.15     $558.08   $287.80   $107.73    $(49.33)    $(55.21)
                               =======     =======   =======   =======    =======     =======
Weighted average number of common
 and common equivalent shares:
  Basic......................    7,825       7,825     7,825     7,825      7,825       7,825
                               =======     =======   =======   =======    =======     =======
  Diluted....................    7,825       7,825     7,825     7,825      7,825       7,825
                               =======     =======   =======   =======    =======     =======

                            December 26,    May 3,  April 27,  June 3,    May 31,     May 31,
                                1997         1997     1996      1995       1994        1993
                            ------------   -------  ---------  -------    -------     -------
CONSOLIDATED
 BALANCE SHEET DATA:
Working capital.............. $   757      $ 2,085   $ 2,679   $ 1,547    $ 2,043     $ 1,337
Total assets.................  27,542       30,785    13,913    11,494      9,023       7,230
Total debt...................      18          268     2,611     1,699      1,458         194
Stockholders' equity.........  13,841       18,641     6,333     4,354      3,273       3,612

----------
(1) See Note 2 of Notes to Wells' Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.



        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

   On December 26, 1997, pursuant to the Share Purchase Agreement dated November 17, 1997, the Company acquired all of the outstanding common stock of Wells Electronics, Inc. ("Wells") for approximately $130 million in cash. The Company also incurred approximately $1.2 million in acquisition related costs resulting in a total purchase price of approximately $131.2 million. The acquisition was financed by a combination of a new bank credit facility of $90 million of which the Company borrowed approximately $83 million upon consummation of the acquisition and a $25 million subordinated debenture issued to Emerson.

   The acquisition is being accounted for as a purchase, and the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price has been allocated as intangible assets using proven valuation procedures and techniques, including approximately $44 million of acquired in-process research and development.

   The accompanying Unaudited Pro Forma Condensed Consolidated
Statement of Operations for the 12 months ended December 31, 1997 assumes that the acquisition of Wells took place on January 1, 1997.

   The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the acquisition been in effect during the periods presented, or which may be reported in the future.

   The accompanying Unaudited Pro Forma Condensed Consolidated
Statement of Operations should be read in conjunction with the historical financial statements and related notes thereto for PCD and for Wells that appear elsewhere in this report.

      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         Year Ended December 31, 1997
                   (in thousands, except per share amounts)

                               PCD       Wells      Pro Forma      Pro Forma
                             Dec 31,    Dec 31,    Adjustments    Combined(1)
                             -------    -------    -----------    -----------
Net sales..................  $ 29,796    $41,590                     $71,386
Cost of sales..............    15,120     15,242                      30,362
                             --------    -------      --------       -------
  Gross profit.............    14,676     26,348                      41,024
Operating expenses,
 excluding amortization....     5,816      9,289                      15,105
Write -off of acquired
 in process research and
 development...............    44,438          -      $(44,438)
Amortization of acquired
 intangible assets.........       484      3,558(2)      4,042
                             --------    -------      --------       -------
Income (loss)
 from operations...........   (35,578)    16,575        40,880        21,877
Interest and other income..     1,167                   (1,067)(4)       100
Interest expense...........      (227)        (8)      (11,878)      (12,113)
                             --------    -------      --------       -------
Income (loss) before
 provisions for
 income taxes..............   (34,638)    16,567        27,935         9,864
Provisions (benefit) for
 income taxes..............   (11,802)     7,157         8,939         4,294
                             --------    -------      --------       -------
Net income (loss) before
 non-recurring item and
 extraordinary loss........  $(22,836)   $ 9,410      $ 18,996       $ 5,570
                             ========    =======      ========       =======
Net income (loss) per share:
  Basic....................  $  (3.83)                               $  0.94
                             ========                                =======
  Diluted..................  $  (3.83)                               $  0.82
                             ========                                =======

Weighted average number of
 common and common
 equivalent shares
 outstanding:
  Basic....................     5,955                                  5,955
                             ========                                =======
  Diluted..................     5,955                                  6,769
                             ========                                =======

----------
 (1) Before deducting the additional interest expense for the value of the exercisable portion of the Emerson Warrant, pro forma net income combined was approximately $6,849,000, pro forma net income combined per share-basic was $1.15 (based on a weighted average number of shares outstanding of 5,954,657) and pro forma net income combined per share-diluted was $1.01 (based on a weighted average number of common and common equivalent shares outstanding of 6,769,479).

 (2) Reflects the elimination of non-recurring acquired in-process research and development relating to the Wells acquisition so that the pro forma combined statement of operations includes only recurring costs.

 (3) Includes amortization of intangible assets as a result of the Wells acquisition consisting of 20 years for goodwill, trademarks and tradenames and 9 years for patented technologies to reflect a full year's charge.

 (4) Represents a reduction of interest income as a result of utilizing cash and cash equivalents for the Wells acquisition.

 (5) Includes interest expense on debt issued to finance the Wells acquisition, at an assumed weighted average rate of 8.96% for the Senior Credit Facility and at 10% for the subordinated debenture and additional interest expense of $2.1 million representing the interest expense of the exercisable portion of the Emerson Warrant. A 1/8 percent change in the interest rate of the Senior Credit Facility results in a change of $103,750.

 (6) Reflects the related tax effect of adjustments (2) through (5). A portion of the approximately $44 million of in-process research and development charge is not deductible in Japanese tax jurisdictions. The remainder of the adjustments are included at a 39% rate.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under "Business - Forward Looking Information" in Item 1 hereof and elsewhere in this report.

   As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc. and its subsidiaries, including Wells Electronics, Inc. and its subsidiaries ("Wells"). However, all financial information for periods ended before December 26, 1997, unless otherwise indicated or the context otherwise requires, is for PCD Inc. and its subsidiaries, excluding Wells.

OVERVIEW

   PCD designs, manufactures and markets electronic connectors for use in integrated circuit ("IC") package interconnect applications, industrial equipment and avionics. Electronic connectors, which enable an electrical current or signal to pass from one element to another within an electronic system, range from minute individual connections within an IC to rugged, multiple lead connectors that couple various types of electrical/electronic equipment.

   The Company was founded in 1976 and the current chairman, John
L. Dwight, Jr., acquired a controlling interest in 1980. Over the years, the Company has made a number of strategic acquisitions and investments to both bolster existing product lines and expand into selected key markets. The most significant of these acquisitions were: (i) the 1997 acquisition of the common stock of Wells Electronics, Inc. ("Wells") from UL America, Inc., an indirect wholly-owned subsidiary of Siebe plc; (ii) the 1988 acquisition of the assets of Component Technologies, Inc.; and
(iii) the 1983 acquisition of the Appleton Electronics product line from Emerson Electric Co. In 1996, the Company completed an initial public offering of its Common Stock.

   In 1995, net sales of the Company (excluding Wells) were $25.6 million and grew to $29.8 million in 1997, and after giving effect to the Wells acquisition the Company's net sales in 1997 were $71.4 million on a pro forma basis. The Company (excluding Wells) realized approximately 46.7% of its net sales in 1997 from products introduced in the last five years. The Company distributes its products through a combination of its own dedicated direct sales forces, a worldwide network of manufacturers representatives and authorized distributors. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 35.8%, 22.1% and 28.1% of the net sales of the Company in the years ended December 31, 1997, 1996 and 1995, respectively, and the Company believes that, with the addition of Wells, international sales will account for a significant portion of its revenues for the foreseeable future.

   The following table sets forth the relative percentages of the total net sales of the Company attributable to each of the Company's product categories for the periods indicated.

                                    Year Ended December 31,
                              ----------------------------------
                              Pro Forma
                               1997(1)     1997    1996    1995
                              ---------   ------  ------  ------
Product Categories
------------------
IC package interconnects.....    75.9%    42.3%   37.6%   52.7%
Industrial interconnects.....    10.2     24.5    22.5    16.5
Avionics terminal
 blocks and sockets..........    13.9     33.2    39.9    30.8
                                 ------   ------  ------  ------
     Total...................    100.0%   100.0%  100.0%  100.0%
                                 ======   ======  ======  ======
</TABLE

(1) Gives effect to the Wells acquisition assuming such transaction had occurred on January 1, 1997.

----------

WELLS ACQUISITION

   On December 26, 1997, the Company purchased Wells (the "Wells acquisition"). The acquisition significantly expanded the Company's product offerings in the IC package interconnect category and added principal facilities in South Bend, Indiana and Yokohama, Japan, as well as technical support operations in Regensburg, Germany and Penang, Malaysia, sales offices in San
Jose, California; Northhampton, England; Seoul, South Korea and
Singapore, and a stamping facility in Harrisburg (Swatara), Pennsylvania. In combining the existing IC package interconnect business of PCD with that of Wells, the Company now supports complete design, development, manufacturing and marketing of test and burn-in sockets in two of the world's largest IC package interconnect markets: the United States and Japan. Wells was acquired for access to its burn-in technology and customer base.
The purchase price for Wells was $130 million in cash and the Company incurred approximately $1.2 million in acquisition related costs resulting in a total purchase price of approximately $131.2 million. The acquisition is being accounted for as a purchase in accordance with APB Opinion No. 16. As a result, a purchase price premium of $110 million was recorded on the transaction. Patented technology of approximately $3.1 million was identified. The patented technologies reflect the products built upon established technology, with an average remaining life of 9 years.

   The acquisition was financed by a combination of a new bank credit facility of $90 million, of which the Company borrowed approximately $83 million at consummation of the acquisition, a $25 million subordinated debenture issued to Emerson and the Company's existing cash and short term investments.

   Approximately $44 million of the purchase price premium was written off as acquired in-process research and development
("IPR&D") with no alternative future use as a non-recurring write-off charged to operations at the acquisition date. The acquired IPR&D relates to in-process burn-in socket designs and manufacturing process for next generation high density IC packaging. The completion costs for these IPR&D programs are expected to be approximately $3.7 million. The Company intends to further develop the IPR&D projects, and expects successful completion of a number of them. However, the Company recognizes that development of the IPR&D possesses certain risks such as failure of one or more of the critical technologies to function according to specifications or customer rejection, which may directly impact these projects reaching technological feasibility. The Company expects the useful lives of the IPR&D projects to be 5 to 8 years, if technological feasibility is reached. If the IPR&D projects were not successfully developed, it would negatively impact the future performance and the ability of the Company's burn-in socket segment to compete.

   Wells product development is highly focused and customer driven, and generally related to a specific product or next generation platform. Often, successful projects are able to be commercialized into major product lines, as demonstrated by recent sales results. Wells is in the process of developing significant next generation product programs with major customers.

   Prior to the acquisition of Wells by the Company, Wells was a wholly-owned subsidiary of Siebe, having been purchased in May
1996 as part of Siebe's strategic acquisition of Unitech plc. The stated objective of Siebe's purchase of Unitech was to combine the two companies' power supply and control operations. Wells, a small non-strategic and non-core subsidiary of Unitech, represented less than 5% of the total purchase consideration.
Subsequent to the acquisition by Siebe, Wells grew substantially and expanded its customer base, product lines and product development processes.


RESULTS OF OPERATIONS OF WELLS ELECTRONICS, INC. FOR FISCAL 1997
(53 WEEKS ENDED MAY 3, 1997) AND FISCAL 1996 (48 WEEKS ENDED
APRIL 27, 1996); AND THE PERIODS ENDED DECEMBER 26, 1997 (34
WEEKS ENDED DECEMBER 26, 1997) AND DECEMBER 31, 1996 (35 WEEKS
ENDED DECEMBER 31, 1996)

   NET SALES. Net sales increased approximately 53% to $27.5 million for fiscal 1997, from $18.0 million for fiscal 1996. This change in net sales reflected increased market penetration of Wells' burn-in products on an overall business basis. Wells' largest customer accounted for approximately 12% of the 53% increase in net sales. In addition, net sales of Wells' TSOP
(thin small-outline package) product line increased significantly as volume shipments began to a major new customer. For the 34 week period ended December 26, 1997, net sales increased approximately 89%, to $29.3 million from $15.5 million for the 35 week period ended December 31, 1996. Shipments to Wells' three largest customers during the 34 week period ended December 26, 1997 accounted for $15.6 million, or 53% of the net sales for that period.

   GROSS PROFIT. Gross profit increased 64% to $14.3 million for fiscal 1997, from $8.7 million for fiscal 1996. As a percentage of net sales, gross margin increased to 52.1% for fiscal 1997 from 48.5% for fiscal 1996. This increase in gross margin was attributable to a shift in product mix to Wells' TSOP and IPGA product lines and increased manufacturing and labor efficiencies resulting from the higher sales volume. For the 34 week period ended December 26, 1997, gross profit increased approximately
171%, to $19.0 million from $7.0 million for the 35 week period ended December 31, 1996. As a percentage of net sales, gross margin increased to 64.9% for the 34 week period ended December
26, 1997 from 45.2% for the 35 week period ended December 31, 1996. The improvement in gross margin was primarily due to the increase in sales volume resulting in a shift in product mix defined above and improved overhead absorption via improved manufacturing and labor efficiencies.

   OPERATING EXPENSES. Operating expenses were $8.8 million, or 31.9% of net sales for fiscal 1997 compared to $6.6 million, or 36.8% of net sales for fiscal 1996. Accounting for this change were higher salaries and related expenses, increased commissions due to the higher sales volume and increased product engineering costs. For the 34 week period ended December 26, 1997, operating expenses were $7.4 million, or 25.4% of net sales, compared to $5.2 million, or 33.9% of net sales for the 35 week period ended
December 31, 1996. Accounting for this change were higher salaries and related expenses, higher product repair expenses, increased commission expense due to the higher sales volume and expansion costs into Europe and Texas.

   PROVISION FOR INCOME TAXES. The effective tax rate was 31.1% for fiscal 1997 compared to 20.6% for fiscal 1996. The difference was due primarily to a rate benefit taken by Wells for fiscal
1996 with respect to a reduction in the valuation allowance, as well as differing effective state tax rates. The effective tax rate was 47.4% for the 34 week period ended December 26, 1997 compared to 28.3% for the 35 week period ended December 31, 1996.
This change reflects the utilization of net operating loss carryforwards in 1996 that were not available in 1997.

   The gross profit margin for PCD (excluding Wells) for the year ended December 31, 1997 was 49.3%. The gross profit margin for Wells for the fiscal year ended May 5, 1997 was 52.1%. The gross profit margin for Wells for the 12 months ended December 31, 1997 was 63.4%. The difference in gross profit margin between PCD's and Wells' historical results are related to the different markets that PCD serves versus Wells and the rapid escalation of net sales volume that Wells experienced during the above referenced periods. Operating expenses (excluding a write-off of acquired in-process research and development expense relating to the Wells acquisition) for PCD (excluding Wells) for the year ended December 31, 1997 was 19.5%. Operating expenses for Wells for fiscal 1997 was 31.9%. Operating expenses for Wells for the 12 months ended December 31, 1997 was 23.5%. The difference in operating expenses between PCD's and Wells' historical results are related to the costs associated with the sales and technical support facilities established by Wells to support the growing international markets for IC package interconnect sockets. Wells maintained an overall effective tax rate equal to 31.1% for the period ended May 5, 1997 compared to a 34.1% overall effective tax rate provided by PCD for the year ended December 31, 1997.
The difference was due primarily to a rate benefit taken by Wells with respect to a reduction in the valuation allowance, as well as differing effective state tax rates.


RESULTS OF OPERATIONS

   The following table sets forth certain Consolidated Statements of Income data and other data as a percentage of net sales for the periods indicated. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the Company (excluding Wells) and for Wells that appear elsewhere in this Prospectus.


                                    Year Ended December 31,
                               ---------------------------------
                               Pro Forma
                                 1997(1) 1997(2)   1996    1995
                               --------- -------  ------  ------
Net sales.....................   100.0%   100.0%  100.0%  100.0%
Gross profit..................    57.5     49.3    46.2    47.4
Write-off of acquired
 in-process research
 and development..............       -   (149.1)      -       -
Income (loss) from operations.    30.6   (119.4)   25.9    25.3
Interest income (expense), net   (16.8)     3.2     2.7     0.4
Net income (loss) ............     7.8    (76.6)   17.8    15.1
------------------
(1)   Gives effect to the Wells acquisition assuming such
      transaction had occurred on January 1, 1997 and the
      elimination of the related non-recurring acquired
      in-process research and development and the addition of
      the annual amortization of acquired intangible assets so
      that the pro forma and the pro forma as adjusted include
      only recurring costs. See "Unaudited Pro Forma Condensed
      Consolidated Statement of Operations.

(2) Net loss for the year ended December 31, 1997 includes a non-recurring write-off relating to the Wells acquisition for acquired in-process research and development.


YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

   NET SALES. Net sales increased 10.8% to $29.8 million for 1997, from $26.9 million for 1996. This change in net sales reflected increased market penetration of the Company's IC package interconnects and industrial interconnects. The greatest portion of this growth was derived from higher sales volume of the IC package sockets, particularly the ball grid array ("BGA") burn-in sockets. Sales of this product family, which was introduced in the fourth quarter of 1996, grew to approximately
$1.6 million in 1997 from $163,000 in 1996. The industrial interconnect line was also favorably impacted by new product introductions. Sales of the high-density terminal block line, which was introduced in late 1995, grew to approximately $765,000 in 1997 from $223,000 in 1996. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, were 35.8% of net sales in 1997, compared with 22.1% of net sales in 1996.

   GROSS PROFIT. Gross profit increased 18.4% to $14.7 million for 1997, from $12.4 million for 1996. As a percentage of net sales, gross margin increased to 49.3% for 1997 from 46.2% for 1996. The increase in gross margin was attributable to a shift in product mix back to IC packaging interconnects from industrial interconnects and avionics terminal blocks and sockets, higher sales volume and cost improvements resulting from the Company's continuous cost reduction program.

   OPERATING EXPENSES. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses, excluding a write-off of acquired in-process research and development from the Wells acquisition, were $5.8 million, or 19.5% of net sales, for 1997, compared to $5.4 million, or 20.3% of net sales, for 1996. This dollar increase in operating expenses reflects the costs associated with the start-up of the Control Systems Interconnect division in the third quarter of 1997 as well as the costs associated with the advertising campaign to promote the production BGA Z-Lok(TM) product family.

   WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT.
The non-recurring write-off of approximately $44.0 million of acquired in-process research and development was recorded in connection with the Wells acquisition. The amount of in-process research and development was determined by identifying product development projects at Wells that were based on technologies that were considered incomplete or in-process. The remaining goodwill and purchased intangibles will be amortized over 9 to 20 years, which will increase operating expenses by approximately
$4.0 million per year. PCD selected a 20 year life for goodwill and intangibles based on connector industry norms and the wide array of technologies, services and capabilities required to successfully compete in the burn-in market. Wells is an established manufacturer in this market with over 20 years experience.

   INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income increased to $1.2 million in 1997 from $734,000 in 1996.
This increase was attributable to the higher balances of cash and cash equivalents during 1997. Interest expense increased to approximately $227,000 in 1997, reflecting the debt incurred in connection with the Wells acquisition. The Company expects interest expense to increase substantially in 1998. See "-
Liquidity and Capital Resources."

   PROVISION FOR INCOME TAXES. The effective tax rate for 1997 was approximately 34.1%, compared to 37.7% in 1996. The decrease in the effective tax rate for 1997 resulted primarily from the write-off of acquired in-process research and development relating to the Wells acquisition. Before taking into consideration the write-off of acquired in-process research and development, the Company's effective tax rate was 36.6%.

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

   NET SALES. Net sales increased 4.8% to $26.9 million for 1996 from $25.6 million for 1995. This increase in net sales reflected overall market growth and increased market penetration of the Company's product lines. The greatest portion of this growth was derived from higher volume in the industrial interconnects and avionics terminal block and socket categories.
The IC package interconnect product category declined due to the volatility within the IC package market. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, were 22.1% of net sales in 1996, compared with 28.1% of net sales in 1995.

   GROSS PROFIT. Gross profit increased 2.2% to $12.4 million for 1996 from $12.1 million for 1995. As a percentage of net sales, gross margin decreased from 47.4% in 1995 to 46.2% for 1996. This decrease in gross margin was attributable to a shift in product mix from IC packaging interconnects to industrial interconnects and avionics terminal blocks and sockets and a one-

time expense for a design change to a nonstandard product in the IC package interconnect category. This decline was partially offset by increased manufacturing and labor efficiencies resulting from higher sales volume and the best cost producer program.

   OPERATING EXPENSES. Operating expenses decreased by $222,000, to $5.4 million, or 20.3% of net sales, for 1996, compared to $5.7 million, or 22.1% of net sales, for 1995. This decrease in operating expenses is the result of having recorded professional fees in 1995 associated with pending patent litigation, partially offset by increased expenses in 1996 resulting from the Company's status as a publicly traded company.

   INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income was $725,000 in 1996, compared to $112,000 for 1995. The increase was attributable to the interest earned on the proceeds from the Company's initial public stock offering.

   PROVISION FOR INCOME TAXES. The effective tax rate for 1996 was approximately 37.7%, compared to 41.3% for 1995. This decrease in the effective tax rate for 1996 was due to the application of the appropriate effective tax rates for each of the state tax jurisdictions in which the Company operates. In addition, the Company established a wholly-owned subsidiary which was engaged in holding PCD securities. This corporate structure allowed for a favorable treatment of passive income in the Commonwealth of Massachusetts.


LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities in 1997 was $8.1 million, compared to $7.8 million in 1996. These funds were sufficient to meet increased working capital needs and capital expenditures of approximately $2.5 million. The Company currently anticipates that its capital expenditures for 1998 will be approximately $7 million, which consists primarily of purchased tooling and equipment required to support the Company's business.
The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

   In December 1997, the Company obtained a Senior Credit
Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. The Senior Credit Facility is secured by all of the assets of the Company. In conjunction with the Senior
Credit Facility, PCD and Wells each entered into a stock pledge agreement with Fleet and the other lenders pledging all or substantially all of the stock of the subsidiaries of PCD and Wells. Each of PCD, Wells and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets with Fleet and other lenders.
Interest on loans outstanding under the Senior Credit Facility is, at the Company's election, payable at either (i) the higher of the lender's base rate, or a rate equal to 1/2 of 1% per annum above the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers plus between 25 and 200 basis points based on the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or (ii) a periodic fixed rate equal to Libor plus between 150 and 325 basis points based on the ratio of senior indebtedness to EBITDA. In addition, the Company obtained $25 million in subordinated debt financing from Emerson Electric Co. ("Emerson") pursuant to a Subordinated Debenture (the "Debenture") issued to Emerson. Interest on the Debenture is 10% per annum plus the issuance of the Emerson Warrant which is exercisable for 525,000 shares of Common Stock of the Company, as follows: (i) the Emerson Warrant is currently exercisable for 150,000 shares of common stock; (ii) if the principal of and accrued interest and costs and expenses under the Debenture have not been paid in full at the close of business on December 31, 1998, the Emerson
Warrant shall be exercisable for an additional 225,000 shares of Common Stock; and (iii) if the principal of and accrued interest and costs and expenses under the Debenture have not been paid in full at the close of business on December 31, 1999, the Emerson
Warrant shall be exercisable for an additional 150,000 shares of Common Stock. The combined effective interest rate for the Debenture, the exercisable portion of the Emerson Warrant and the prepayment penalty is 21.7%, assuming 10% per annum direct interest expense, 8.4% per annum effective interest expense associated with the value of the Emerson Warrant and 3.25% effective interest expense due to prepayment penalties.
Prepayment of the principal amount under the Debenture is subject to a penalty, due at the time of prepayment, as follows: (i) for the period beginning on December 26, 1997 and ending June 30, 1998, an amount equal to 3.25% of the principal sum prepaid; (ii) for the period beginning July 1, 1998 and ending September 30, 1998, an amount equal to 6.5% of the principal sum prepaid; and
(iii) for the period beginning October 1, 1998 and ending
December 31, 1998, an amount equal to 9.75% of the principal sum prepaid. The Debenture is convertible into Common Stock of the Company, at Emerson's election, upon the occurrence of an Event of Default. The Events of Default under the Debenture are (i) insolvency; (ii) default under the Senior Credit Facility; (iii) a payment default on the Debenture which default is not cured within 10 business days; (iv) a material breach by the Company of any representations or warranties or failure to comply with covenants or agreements contained in the agreements with Emerson which breach is not cured within 30 days; and (v) an undischarged or unstayed judgment against the Company for an amount in excess of $1 million. The Senior Credit Facility will terminate over a period of six to seven years. The Company expects to use the net proceeds from this offering to repay (i) 100% of the Debenture held by Emerson and (ii) a portion of the outstanding balance on the Senior Credit Facility.

   The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through 1999. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders, including those purchasing Common Stock in this offering.

INFLATION AND COSTS

   The cost of the Company's products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold used in plating, copper and brass used for contacts, and plastic material used in molding connector components. In the past, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs. There can be no assurance, however, that the Company will be able to similarly offset such cost increases in the future.

YEAR 2000 COMPLIANCE COSTS

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. The Company believes that, with the exception of the South Bend, Indiana location of Wells-CTI
("Wells-CTI South Bend"), its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. However, there can be no assurances that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's financial condition, results of operations or business. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve
Year 2000 compliance, the Company's financial condition, results of operations and business could be adversely affected.

   The Company believes that, within the next nine months, it will have to replace the current systems at Wells-CTI South Bend with new systems that are Year 2000 compliant. Failure to replace such systems could result in the generation of erroneous data or system failure. Significant uncertainty exists concerning the potential effects associated with Year 2000 compliance, and Year
2000 issues involving systems of Wells-CTI
South Bend could have a material adverse effect on the Company's financial condition, results of operations or business. The cost of replacing computer systems of Wells-CTI South Bend is currently estimated to be up to $900,000.
























ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PCD INC.
  December 31, 1997 and 1996
  Report of Independent Accountants
  Consolidated Balance Sheets as of December 31, 1997 and 1996
  Consolidated Statements of Operations for the years ended December 31,
   1997, 1996 and 1995
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and 1995.
  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995
  Notes to Consolidated Financial Statements


WELLS ELECTRONICS, INC.
  MAY 3, 1997 and APRIL 27, 1996
  Independent Auditors' Report
  Consolidated Balance Sheets as of May 3, 1997 and April 27, 1996
  Consolidated Statements of Income for the 53 weeks ended May 3, 1997, the
   48 weeks ended April 27, 1996 and 52 weeks ended June 3, 1995
  Consolidated Statements of Shareholder's Equity for the 53 weeks ended May
   3, 1997, 48 weeks ended April 27, 1996 and 52 weeks ended June 3, 1995
  Consolidated Statements of Cash Flows for the 53 weeks ended May 3, 1997,
   48 weeks ended April 27, 1996 and 52 weeks ended June 3, 1995
  Notes to Consolidated Financial Statements


WELLS ELECTRONICS, INC.
  DECEMBER 26, 1997
  Independent Auditors' Report
  Consolidated Balance Sheets as of December 26, 1997 and
   December 31, 1996 (Unaudited)
  Consolidated Statements of Income for the 34 weeks ended December 26,
   1997 and 35 weeks ended December 31, 1996 (Unaudited)
  Consolidated Statements of Shareholder's Equity for the 34 weeks ended December 26, 1997
  Consolidated Statements of Cash Flows for the 34 weeks ended December
   26, 1997 and the 35 weeks ended December 31, 1996 (Unaudited)
  Notes to Consolidated Financial Statements













REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PCD Inc.:

   We have audited the accompanying consolidated balance sheets of PCD Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCD Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 11, 1998, except information included under the caption
Litigation in Note 11, Commitments and Contingencies, as to which the date is March 18, 1998.








                              PCD Inc.
                     CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share amounts)

                                                          December   31,
                                                          --------------
                                                           1997    1996
                                                          ------  ------
ASSETS
Current assets:
  Cash and cash equivalents.......................       $  3,990 $20,529
  Accounts receivable - trade (less allowance
        for uncollectible accounts of $205 in
        1997 and $232 in 1996)....................          6,804   3,578
  Inventory.......................................          4,796   2,608
  Prepaid expenses and other current assets.......          1,135      89
                                                         -------- -------
    Total current assets..........................         16,725  26,804

Equipment and improvements, net...................         15,843   5,337
Deferred tax asset................................         15,335      82
Goodwill..........................................         61,718       -
Intangible assets.................................         13,539       -
Debt financing fees...............................          1,800       -
Other assets......................................          1,632     233
                                                         -------- -------
Total assets......................................       $126,592 $32,456
                                                         ======== =======


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion
    Of long-term debt.............................       $ 17,700
  Accounts payable - trade........................          4,213 $   627
  Accrued liabilities.............................          7,444   3,123
                                                         -------- -------
    Total current liabilities.....................         29,357   3,750
Long-term debt, net of current portion............         65,300       -
Subordinated debenture - related party............         22,903       -
Minority interest.................................             37       -
                                                         -------- -------
  Total liabilities...............................        117,597   3,750
Commitments and contingencies (Note 8)............              -       -
Stockholders' equity:
Preferred stock - $0.10 par value;
  1,000,000 shares authorized; no shares issued
Common stock - $0.01 par value;
  25,000,000 shares authorized, 6,020,182
  shares issued in 1997 and 5,854,733 shares
  issued in 1996..................................             60      59
Additional paid-in capital........................         17,904  14,838
Retained earnings (accumulated deficit)...........         (8,930) 13,906
Deferred compensation.............................            (39)    (97)
                                                         -------- -------
Total stockholders' equity........................          8,995  28,706
                                                         -------- -------
Total liabilities and stockholders' equity........       $126,592 $32,456
                                                         ======== =======

        The accompanying notes are an integral part of the consolidated financial statements

                              PCD Inc.
                 CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share amounts)



                                                  Years ended December 31,
                                               -----------------------------
                                                 1997       1996      1995
                                               --------   --------  --------
Net sales.....................................  $29,796    $26,857   $25,616
Cost of sales.................................   15,120     14,457    13,477
                                               --------    -------   -------
Gross profit..................................   14,676     12,400    12,139
Operating expenses............................    5,816      5,445     5,667
Acquired in-process research and development..   44,438          -         -
                                               --------    -------   -------
Income (loss) from operations.................  (35,578)     6,955     6,472
Interest and other income.....................    1,167        734       125
Interest expense..............................     (227)        (9)      (13)
                                               --------    -------   -------
Income before income taxes....................  (34,638)     7,680     6,584
Provision for (benefit) income taxes..........  (11,802)     2,895     2,721
                                               --------    -------   -------
Net income (loss)............................. $(22,836)   $ 4,785   $ 3,863
                                               ========    =======   =======
Net income (loss) per share:
  Basic....................................... $  (3.83)   $  0.87   $  0.85
                                               ========    =======   =======
  Diluted..................................... $  (3.83)   $  0.76   $  0.74
                                               ========    =======   =======
Weighted average number of common and common
 equivalent shares outstanding:
  Basic.......................................    5,955      5,478     4,570
                                               ========    =======   =======
  Diluted.....................................    5,955      6,292     5,201
                                               ========    =======   =======

         The accompanying notes are an integral part of the consolidated financial statements.

                                PCD Inc.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (In thousands, except share amounts)

                     Common Stock   Additional Retained               Treasury Stock
                   ----------------  Paid-in   Earnings   Deferred    --------------- Stockholders'
                   Shares Par Value  Capital   (Deficit) Compensation Shares  Amount     Equity
                   ------ --------- ---------- --------- ------------ ------  ------  -------------
Balance,
December 31, 1994 4,951,032 $50      $ 3,794    $ 5,258               390,000  $(328)     $ 8,774

Exercise of
 stock options...    36,000               41                                                   41

Issuance of
 stock options...                        239                $(239)

Tax benefit from
 non-qualified
 stock options
 exercised.......                         50                                                  50

Amortization of
 deferred
 compensation....                                              84                             84

Net income.......                                 3,863                                    3,863
                  --------- ---      -------     ------    ------     -------  -----     -------
Balance,
December 31, 1995 4,987,032  50        4,124      9,121      (155)    390,000   (328)     12,812

Public stock
 offering, net...  1,100,000  11      10,490                                              10,501

Exercise of
 stock options...    157,701   2         192                                                 194

Retired
 treasury shares.   (390,000) (4)       (324)                         (390,000)   328

Tax benefit from
 stock options
 exercised.......                        356                                                  356

Amortization of
 deferred
 compensation....                                              58                             58

Net income.......                                 4,785                                    4,785
                  ---------  ---    -------     -------     -----     -------    ---     -------
Balance,
December 31, 1996 5,854,733   59     14,838      13,906       (97)                        28,706

Exercise of
 stock options...   165,449    1        262                                                  263

Tax benefit
 from stock
 options
 exercised.......                       673                                                  673

Amortization of
 deferred
 compensation....                                              58                             58

Issuance of
 stock warrant...                     2,131                                                2,131

Net (loss).......                               (22,836)                                 (22,836)
                  ---------   ---   -------     -------     -----     -------    ---     -------
Balance,
December 31, 1997 6,020,182   $60   $17,904     $(8,930)    $ (39)                       $ 8,995
                  =========   ===   =======     =======     =====                        =======

         The accompanying notes are an integral part of the consolidated financial statements

                              PCD Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                                     Years ended December 31,
                                                     ------------------------
                                                      1997     1996     1995
                                                     ------   ------   ------
Cash flows from operating activities:
Net income......................................... $(22,836) $ 4,785 $3,863
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Acquired in-process research and development...   44,438        -      -
    Depreciation...................................    1,530    1,389  1,026
    Amortization of warrant........................       34        -      -
    Loss (gain) on disposal of
     equipment and improvements....................       (4)     107    261
    Allowance for uncollectible accounts...........        -       40     76
    Amortization of deferred compensation..........       58       58     84
    Tax benefit from stock options exercised.......      673      356     50
    Provision for deferred taxes...................  (15,253)     (80)  (192)
    Changes in operating assets and liabilities:
      Increase in accounts receivable..............      888      (54)  (623)
      Decrease (increase) in inventory.............     (539)     259   (256)
      Decrease (increase) in prepaid
        expenses and other current assets..........      (68)     310    (48)
      Increase in other assets
        and debt financing fees....................   (1,830)     (25)   (45)
      Increase(decrease)in accounts payable........      479      (59)   205
      Increase in accrued liabilities..............      516      692  1,130
                                                    -------- -------- ------
           Total adjustments.......................   30,922    2,993  1,668
                                                    -------- -------- ------
  Net cash provided by operating activities........    8,086    7,778  5,531
                                                    -------- -------- ------
Cash flows from investing activities:
Equipment and improvements expenditures.............  (2,531) (1,902) (2,505)
Acquisition of Wells Electronics, Inc., net of
 cash acquired of $827..............................(130,357)      -       -
                                                     ------- -------  ------
  Net cash used in investing activities............ (132,888) (1,902) (2,505)
                                                     ------- -------  ------
Cash flows from financing activities:
Proceeds from issuance of short-term debt..........   13,000       -       -
Proceeds from issuance of long-term debt...........   70,000       -       -
Proceeds from issuance of subordinated
 debenture and warrant.............................   25,000       -       -
Exercise of common stock options...................      263     194      41
Proceeds from issuance of common stock, net........        -  10,501       -
Principal payments under long-term debt obligations        -       -     (37)
                                                     ------- -------  ------
Net cash (used in) provided by financing activities  108,263  10,695       4
                                                     ------- -------  ------
Net increase in cash...............................  (16,539) 16,571   3,030
Cash and cash equivalents at beginning of year.....   20,529   3,958     928
                                                     ------- -------  ------
Cash and cash equivalents at end of year...........  $ 3,990 $20,529  $3,958
                                                     ======= =======  ======
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest...................................... $    20 $     9  $   13
                                                    ======= =======  ======
     Income taxes.................................. $ 3,049 $ 2,452  $2,553
                                                    ======= =======  ======

         The accompanying notes are an integral part of the consolidated financial statements

                            PCD INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business:

   PCD Inc. ("the Company") is engaged principally in designing, manufacturing and marketing electronic connectors for use in and integrated circuit ("IC") package interconnect applications, industrial equipment and avionics. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation. As further discussed in Note 3, on December 26, 1997 the Company acquired all of the outstanding stock of Wells Electronics, Inc. ("Wells"). Wells designs, develops and markets a broad line of test and burn-in sockets and related carriers for the global IC package interconnect industry. The effect of the purchase is recorded in the financial statements.

2.  Summary of Significant Accounting Policies:

   Basis of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Revenue Recognition

   Revenue is recognized upon shipment to customers. The Company grants to certain of its distributors limited return and stock rotation rights. Historically, the Company's return rate has been insignificant.

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents. The Company invests excess cash in a money market fund and indirect obligations of the United States government. The Company had all its cash in interest bearing accounts at December 31, 1997. Approximately $16.1 million was invested in such cash equivalents at December 31, 1996. The Company classifies its investments as available for sale; however at December 31, 1996, cost approximates fair value.

   Concentrations of Credit Risk and Estimates

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company invests primarily in high quality securities with short lives. Accordingly, these investments are subject to minimal credit and market risk. Collateral is not required for trade receivables, but ongoing credit evaluations of customer's financial condition are performed. As a result of the Wells acquisition, a greater portion of the Company's accounts receivable will be concentrated in the IC package interconnect and semiconductor industries. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in the IC package interconnect and semiconductor industries or by geographic region. Additionally, the Company maintains reserves for potential credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivables.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in these financial statements are allowances for uncollectible accounts, allowances for inventory valuation, goodwill, intangible assets and deferred taxes.

   Inventory

   Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market.

   Research and Development

   Research and development costs are charged to expense as incurred.

   Net Income Per Common Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding plus the effect of the additional number of common shares that would have been outstanding if the dilutive potential common shares had been outstanding. Under FAS 128, the computation of the basic earnings per share does not assume the conversion, exercise, or contingent issuance of securities that have an anti-dilutive effect on earnings per share. The Company has issued a subordinated debenture, described in Note 9, that has a conversion feature to common stock upon the occurrence of certain events of default.

   In accordance with SFAS No. 128, the following tables reconcile net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share for each of the years ended December
31, 1997, 1996 and 1995.

                                                Net Income          Per Share
                                                  (Loss)     Shares    Amount
                                              ----------- --------- -------
For the year ended December 31, 1997
 Basic and diluted loss...................... $(22,836,000) 5,954,657 $(3.83)
                                              ============  ========= ======
For the year ended December 31, 1996
 Basic earnings.............................. $  4,785,000  5,478,330 $ 0.87
 Assumed exercise of options (treasury method)           -    813,523      -
                                              ------------  --------- ------
  Diluted earnings........................... $  4,785,000  6,291,853 $ 0.76
                                              ============  ========= ======
For the year ended December 31, 1995
 Basic earnings.............................. $  3,863,000  4,570,032 $ 0.85
 Assumed exercise of options (treasury method)           -    631,092      -
                                              ------------  --------- ------
 Diluted earnings............................ $  3,863,000  5,201,124 $ 0.74
                                              ============  ========= ======

   In 1997, Common Stock equivalents of 679,468 shares were not included in the calculation of diluted EPS.

   Equipment and Improvements

   Equipment and improvements are recorded at cost. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the results of operation

   Depreciation of equipment and improvements is computed using the straight-line method over the estimated useful lives of the assets as follows:

                                         Estimated Useful
                                          Life in Years
                                         ----------------
        Tools, dies and molds...........           5
        Machinery and equipment.........          10
        Office furniture and fixtures...           5
        Transportation equipment........           4
        Computer software...............           3
        Leasehold improvements..........  Shorter of lease
                                         term or useful life


   Income Taxes

   The Company utilizes the asset and liability approach of accounting for income taxes. Under the asset and liability approach, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset or deferred tax liability balance. Tax credits are treated as reductions of income taxes in the year in which the credits become available for tax purposes.

   Goodwill

   Goodwill is accounted for in accordance with Accounting Principles Board ("APB") No. 17, Intangible Assets. Goodwill represents costs in excess of net assets of the business acquired and is amortized on a straight-line basis over the expected periods to be benefited, which is currently 20 years. The Company's policy is to assess the goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates. An impairment loss would be recorded in the period such determination is made based on the undiscounted cash flows of the related businesses. No impairment losses have been recognized in any of the periods presented.

   Intangible Assets

   Intangible assets are accounted for in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Intangible assets are stated at cost and are amortized using the straight-line method. Loan acquisition fees are amortized over the life of the applicable indebtedness. Trademarks and trade names are amortized over 20 years, consistent with industry norms. Patented technologies are amortized over 9 years.

3.  ACQUISITION OF WELLS ELECTRONICS, INC.:

   On December 26, 1997, pursuant to the Share Purchase Agreement dated November 17, 1997, the Company acquired all of the outstanding common stock of Wells Electronics, Inc. Wells is a manufacturer of IC package interconnect products. The acquisition was financed by a combination of a new bank credit facility of $90 million of which the Company borrowed approximately
$83 million upon consummation of the acquisition and a $25 million subordinated debenture. The acquisition is being accounted for as a purchase in accordance with APB Opinion No. 16.

   In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. Acquired intangible assets consist of trade names and trademarks and patented technologies valued at approximately $10.4 million and $3.1 million, respectively. A portion of the purchase price was allocated to these intangible assets using a risk adjusted discounted cash flow approach. These intangibles are being amortized over their estimated useful lives of 9 and 20 years, respectively. Additionally, a portion of the purchase price was allocated to purchased research and development projects that were identified as having no alternative future value and had not yet reached technological feasibility. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued under a risk adjusted cash flow model, under which future cash flows were discounted taking into consideration risks relating to existing and future markets. This analysis resulted in an allocation of approximately $44 million to acquired in-process research and development expense. This amount was charged to operations at the acquisition date. A final allocation of the purchase price will be completed in 1998 based on determination of the final purchase price. The purchase price is subject to adjustment by the amount, if any, by which the net worth, with certain adjustments, of Wells as of the closing date, as agreed to by the Company and the seller, is less than or more than the corresponding net worth as of September 30, 1997. The adjustment is expected to be favorable to the Company, but is not expected to be material. The final allocation is not expected to differ materially from amounts previously reported.

   The aggregate purchase price of $131,184,000, includes acquisition costs. Acquisition costs consist of approximately
$500,000 of financial advisory fees and $684,000 of professional fees. The aggregate purchase price was allocated as follows:

                                                            (In thousands)
                                                            --------------
     Current assets................................            $  7,568
     Equipment and improvements....................               9,501
     Acquired intangibles..........................              13,539
     Acquired in-process research and development..              44,438
     Goodwill......................................              61,718
     Other assets..................................               1,369
     Liabilities assumed...........................              (6,949)
                                                               --------
                                                               $131,184
                                                               ========

   Unaudited pro forma operating results for the Company, assuming the acquisition of Wells occurred at the beginning of the period presented are as follows:


                                                        Years Ended
                                                     -----------------
                                                       1997     1996
                                                     -------- --------
                                                   (In thousands, except
                                                     per share amounts)
          Net sales.............................     $71,386  $49,779
          Net income (loss).....................       5,570   (1,342)
          Net income (loss) per share:
            Basic...............................     $  0.94  $ (0.24)
            Diluted.............................     $  0.82  $ (0.24)


   Pro forma operating results for years ended 1997 and 1996 include costs of $4.0 million of amortization of goodwill and acquired intangible assets and $10.0 million of interest expense.
Approximately $44.4 million of expense related to the acquired in-process research and development and $2.1 million of additional interest expense related to the Emerson Warrant (Note
9) are excluded from both 1997 and 1996.

   These unaudited pro forma operating results are included for information purposes only and may not be indicative of the results of operations for PCD and Wells had they been a single entity during 1996 and 1997.

4.  INVENTORY:

   Inventory consisted of the following at December 31:

                                           1997     1996
                                          ------   ------
                                           (in thousands)
        Raw materials and
         finished subassemblies........   $3,387   $1,908
        Work in process................      532      226
        Finished goods.................      877      474
                                          ------   ------
        Total..........................   $4,796   $2,608
                                          ======   ======

5.  Equipment and Improvements:

   Equipment and improvements consisted of the following at December 31:

                                              1997      1996
                                             ------    ------
                                               (In thousands)
        Tools, dies and molds.............   $11,244   $5,192
        Machinery and equipment...........     5,546    2,586
        Office furniture and fixtures.....     1,978      936
        Computer software.................        99       89
        Transportation equipment..........       205      168
        Leasehold improvements............       718      493
                                             -------   ------
                                              19,790    9,464
        Less accumulated depreciation.....     4,852    4,379
                                             -------   ------
                                              14,938    5,085
     Capital expenditures in progress......      905      252
                                             -------   ------
       Property and improvements, net......  $15,843   $5,337
                                             =======   ======

6.  INTANGIBLE ASSETS AND GOODWILL:

   Goodwill is accounted for in accordance with APB 17, Intangible Assets. The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is stated at cost and amortized on a straight line basis over the estimated future periods to be benefited, which is currently 20 years. The Company's policy is to assess the goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates. An impairment loss would be recorded in the period such determination is made based on the undiscounted cash flows of the related businesses. No impairment losses have been recognized in any of the periods presented. Intangible assets are amortized on a straight-line basis, based on their estimated lives, as follows:

                                              Balance          Estimated
                                         December 31, 1997       Life
                                         -----------------     ---------
                                           (In thousands)
          Patented technology..........      $ 3,155               9 years
          Tradenames/trademarks........       10,384              20 years
          Goodwill.....................       61,718              20 years


7.  ACCRUED LIABILITIES:

   Accrued liabilities consisted of the following at December 31:

                                               1997     1996
                                              ------   ------
                                               (in thousands)
            Compensation and benefits.....    $2,210   $  760
            Professional fees.............       846    1,002
            Income taxes payable..........     2,604      730
            Other.........................     1,784      631
                                              ------   ------
            Total.........................    $7,444   $3,123
                                              ======   ======

8.  LINE OF CREDIT AND LONG-TERM DEBT:

   Prior to the acquisition of Wells discussed in Note 3, the Company had unsecured lines of credit with a bank. The agreement provided for up to $5,250,000 in a revolving credit line with interest payable monthly at the bank's base lending rate until June 30, 1998. As of December 31, 1996, no amounts were outstanding under this line of credit.

   On December 26, 1997, in connection with the Wells acquisition discussed in Note 3, the Company entered into a secured $20,000,000 Revolving Credit Agreement ("Revolver") with several banks replacing the previous $5,250,000 agreement described above, a $30,000,000 Secured Term Loan Agreement A and a $40,000,000 Secured Term Loan Agreement B (collectively referred to as the "Senior Credit Facility"). The Revolver provides for direct borrowings or letters of credit and expires December 31, 2003; Term Loan Agreement A expires December 31, 2003; and Term Loan Agreement B expires December 31, 2004. The Senior Credit Facility is collateralized by all of the assets of PCD and Wells. In conjunction with the Senior Credit Facility, PCD and Wells each entered into a stock pledge agreement with these banks pledging all or substantially all of the stock of the subsidiaries of PCD and Wells. Each of PCD, Wells and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets. Borrowings under the Senior Credit Facility bear interest, at the Company's option, at either: (i) the higher of the lender's base rate, or a rate equal to 1/2 of 1% per annum above the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus between 25 and 200 basis points based on the ratio of senior indebtedness to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), or (ii) a periodic fixed rate equal to LIBOR plus between 150 and 325 basis points based on the ratio of senior indebtedness to EBITDA. The Company is required to pay a quarterly commitment fee ranging from 0.35% to 0.50% per annum, based on a certain financial ratio of the Company, of the unused commitment under the Revolver. There are no prepayment fees on the Senior Credit Facility. At December 31, 1997, borrowings of $83,000,000 were outstanding under the Senior Credit Facility at a weighted average interest rate of 8.96%.

   The Agreement governing the Senior Credit Facility contains numerous financial and operating covenants that are effective as of the quarter ending March 28, 1998. Among these covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lenders, acquire the assets of or ownership interest in, or merge with, other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants, including minimum fixed charge coverage ratio, as defined, minimum quick ratio, as defined, maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, maximum capital expenditures, as defined, during the terms of the Senior Credit Facility. However, there can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. In addition, the Company estimates that the fair value of the loans approximates the carrying value in the financial statements.

Long-term debt consists of the following:

                                              1997       1996
                                             -------     ----
                                              (In thousands)
     Term Loan A.........................    $30,000        -
     Term Loan B.........................     40,000        -
                                             -------      ---
                                             $70,000        -
     Less - current portion..............      4,700        -
                                             -------      ---
                                             $65,300        -
                                             =======      ===

Maturities of long-term debt are as follows:

     Year ended December 31                            Amount
     ----------------------                          ----------
                                                  (In thousands)
     1998.....................................         $ 4,700
     1999.....................................           4,900
     2000.....................................           5,200
     2001.....................................           5,400
     2002.....................................           5,800
     2003 and thereafter......................          44,000
                                                       -------
                                                       $70,000
                                                       =======
</TABLE

9.  SUBORDINATED DEBENTURE:

   On December 26, 1997, the Company entered into a Subordinated
Debenture ("Debenture") and Warrant Purchase Agreement ("Purchase
Agreement") with Emerson Electric Co. ("Emerson"), the Company's largest stockholder. Pursuant to the Purchase Agreement, the Company issued to Emerson a Debenture with a principal amount of $25 million at an annual rate of interest of 10% and a Common
Stock Purchase Warrant (the "Emerson Warrant") for the purchase of up to 525,000 shares of PCD Common Stock at a purchase price of $1.00 per share. The combined effective interest rate for the Debenture, the exercisable portion of the Emerson Warrant and the prepayment penalty is 21.7%, assuming 10% per annum direct interest expense, 8.4% per annum effective interest expense associated with the Emerson Warrant and 3.25% of effective interest expense due to prepayment penalties. The Emerson
Warrant is initially exercisable for 150,000 shares of Common
Stock. If the principal and interest on the Debenture have not been paid in full as of December 31, 1998, the Emerson Warrant becomes exercisable for an additional 225,000 shares. If the principal and accrued interest on the Debenture have not been paid in full as of December 31, 1999, the Emerson Warrant becomes exercisable for the remaining 150,000 additional shares.
Prepayment of the principal amount under the Debenture is subject to a penalty, due at the time of prepayment, as follows: (i) for the period beginning December 26, 1997 and ending June 30, 1998, an amount equal to 3.25% of the principal sum prepaid; (ii) for the period beginning July 1, 1998 and ending September 30, 1998, an amount equal to 6.5% of the principal sum prepaid; and (iii) for the period beginning October 1, 1998 and ending December 31, 1998, an amount equal to 9.75% of the principal sum prepaid. At the option of the holder, the unpaid principal and accrued interest under the Debenture is convertible into Common Stock upon the occurrence of certain Events of Default thereunder, at a conversion price equal to the lesser of $17.00 per share or 70%
of the average daily closing price of Common Stock for the 90 days preceding such default as reported by the Nasdaq Stock
Market. The Events of Default under the Debenture are (i) insolvency; (ii) default under the Senior Credit Facility; (iii) a payment default on the Debenture which default is not cured within 10 business days; (iv) a material breach by the Company of any representations or warranties or failure to comply with covenants or agreements contained in the agreements with Emerson which breach is not cured within 30 days, and (v) an undischarged or unstayed judgment against the Company for an amount in excess of $1 million. The total purchase price paid by Emerson for the Debenture and Warrant was $25,000,000. The proceeds from the sale of the Debenture and the Warrant were applied in full to the purchase price paid by the Company in connection with the Wells acquisition.

   The Company allocated the proceeds of the $25,000,000 between the Subordinated Debenture and the Warrant. The Company has valued the Warrant according to the Black-Scholes model, and determined the value to be approximately $2,131,000. The Company has recorded a credit to additional paid-in capital of $2,131,000 and a reduction in the face amount of the Subordinated Debenture for the same amount. This amount will be reflected as additional interest expense over the period that the Subordinated Debenture is expected to be outstanding. A change in the expected repayment date will result in an additional charge to income. The
Subordinated Debenture is expected to be repaid in approximately six months.

10.  INCOME TAXES:

   The provision (benefit) for income taxes for the years ended
December 31, 1997, 1996 and 1995 was as follows:

                                        1997    1996   1995
                                       ------  ------  ----
                                           (in thousands)
           Current
                     Federal.......  $  2,937  $2,504  $2,466
                     State.........       514     471     447
                                     --------  ------  ------
                     Total current.     3,451   2,975   2,913
                                     --------  ------  ------

           Deferred
                     Federal.......   (12,107)    (62)   (174)
                     State.........    (3,146)    (18)    (18)
                                     --------  ------  ------
                     Total deferred   (15,253)    (80)   (192)
                                     --------  ------  ------
                                     $(11,802) $2,895  $2,721
                                     ========  ======  ======

   The components of the net deferred tax asset consisted of the following at December 31, 1997 and 1996:

                                                  1997    1996
                                                  ----    ----
                                                 (In thousands)
     Deferred tax assets (liabilities):
       Difference in accounting for inventory  $   148    $195
       Accounts receivable allowances........       81      90
       Vacation and other accruals...........      351     297
       In-process research and development...   15,362       -
       Difference in depreciation methods....     (607)   (500)
                                               -------    ----
         Net deferred tax asset..............  $15,335    $ 82
                                               =======    ====

   The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

   The analysis of the variance of income taxes as reported from income taxes compiled at the U.S. statutory federal income tax rate for continuing operations is as follows:

                                                    1997    1996    1995
                                                  --------  ----    ----
                                                      (In thousands)
    Income taxes at U.S. statutory rate of 34%    $(11,777) $2,611   $2,239
    State income taxes........................      (1,737)    300      284
    Benefit of Foreign Sales Corporation......          88       -        -
    Non-deductible expenditures...............       1,624       -        -
    Other, net................................           -     (16)     198
                                                  --------  ------   ------
                                                  $(11,802) $2,895   $2,721
                                                  ========  ======   ======


11.  COMMITMENTS AND CONTINGENCIES:

   Litigation:

   On August 21, 1995, the Company's wholly-owned subsidiary, CTi Technologies, Inc. ("CTi"), filed an action in the United States District Court for the District of Arizona against Wayne K. Pfaff, an individual residing in Texas ("Pfaff"), and Plastronics

Socket Company, Inc., a corporation affiliated with Pfaff, alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") (collectively, the "Pfaff Patents") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) (the "CTi Leaded Products") and BGA packages (the "CTi BGA Products") (collectively, the "CTi Products"). Pfaff has filed a counterclaim alleging that CTi infringes the Pfaff Leadless Patent and has requested an award of damages; the counterclaim does not allege infringement of the Pfaff BGA Patent. Pfaff has also sought a permanent injunction against further infringement by CTi of the Pfaff Leadless Patent. That action has been stayed pending resolution of another action, described below, involving the Pfaff Leadless Patent.

   In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. Certain other Claims of the patent were not at issue in that case, and their validity was not decided by the court, because Pfaff did not allege that products of Wells infringed such Claims. The United States Supreme Court has accepted an appeal on that case. Unless overturned, the Court of Appeals decision as to the invalidity of such Claims of the Pfaff Leadless Patent will be binding in the CTi v. Pfaff action in the District of Arizona, and the reasoning of that decision could support CTi's position that the remaining Claims of that patent are invalid.

   The Company believes, based on the advice of counsel, that CTi and Wells have meritorious defenses against any allegations of infringement under the Pfaff Patents, and, if necessary, CTi and Wells will vigorously litigate their positions. There can be no assurance, however, that the Company, CTi or Wells will prevail in any pending or future litigation, and a final court determination that CTi or Wells has infringed the Pfaff Leadless Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that CTi or Wells pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

   Leases:

   The Company leases office and production facilities in Peabody, Massachusetts, Wormleysburg, Pennsylvania, and Phoenix, Arizona. These rentals are subject to escalation in real estate taxes and operating expenses. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $480,000, $498,000, and
$500,000 respectively.

   In conjunction with the Wells acquisition, leased production facilities in South Bend, Indiana, Yokohama, Japan and Swatara, Pennsylvania and leased distribution and technical sales support facilities in Northhampton, England; Regensburg, Germany; Seoul, South Korea; Singapore and Penang, Malaysia were added.

   Minimum future rental commitments under leases with remaining terms in excess of one year are approximately as follows:

        Year Ended
        December 31,                             Amount
        -------------                            --------
                                              (In thousands)
             1998............................      $1,136
             1999............................       1,012
             2000............................         914
             2001............................         914
             2002............................         913
             2003 and thereafter.............       1,972

12.  STOCKHOLDERS EQUITY:

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

   Common Stock

   In February 1996, the stockholders approved an increase in the authorized common stock of the Company to 25,000,000 shares, $0.01 par value per share, and the stockholders approved a twelve-for-one stock split effected in the form of a stock dividend. All references to the number of shares and per share amounts have been restated to reflect the split.

   Treasury Stock

   On January 30, 1996, the Board of Directors approved a resolution to restore any and all Common Stock of the Company which had been repurchased by the Company to the status of authorized but unissued shares.

   Stock Options:

   Directors Stock Plan

   The Company's 1996 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on January 30, 1996 and thereafter by the Company's stockholders. Under the Directors Stock Plan, commencing with the 1997 annual meeting of stockholders, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") who has not previously been granted an option to purchase shares of Common Stock will be granted, on the thirtieth day after such meeting, an option to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, on the thirtieth day after such meeting, each outside director will be granted an option at each annual meeting of stockholders to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 36,000 shares of Common Stock are available for awards under the Directors Stock Plan. Each option shall vest 6 months after, and expire 10 years from, the date of grant of such option. No options may be granted under the Directors Stock Plan after January 29, 2006.

   1996 Stock Plan

   The Company's 1996 Stock Plan was approved by the Board of Directors on January 30, 1996, and thereafter by the Company's stockholders. The 1996 Stock Plan provides for the grant or award of stock options, restricted stock and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1996 Stock Plan may be either incentive stock options or non-qualified options. The 1996 Stock Plan is administered by the Compensation Committee. Subject to the provisions of the 1996 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. While the Committee determines the prices at which options and other Awards may be exercised under the 1996 Stock Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 324,000. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors. In connection with Committee's grants to date, it has fixed vesting in four approximately equal annual installments, the first of which vests on the date of grant. No awards may be made under the 1996 Stock Plan after January 29, 2006.

   1992 Stock Option Plan

   The Company's 1992 Stock Option Plan as amended on January 30, 1996 provides for the grant or award of stock options, which may be either incentive stock options or non-qualified stock options to key employees and directors. The aggregate number of shares of Common Stock reserved for issuance under the 1992 Stock Plan is 636,600 shares. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors. In connection with Committee's grants to date, it has fixed vesting in four approximately equal annual installments, the first of which vests on the date of grant. The Compensation Committee administers the 1992 Stock Option Plan.

The following table summarizes the transactions from these plans:

                                                                 Weighted
                                                                 exercise
                                                    Options    average price
                                                    -------    -------------
      Options outstanding at December 31, 1994      846,000        $ 1.15
                          Options exercised...      (36,000)         1.15
                          Options granted.....      144,000          1.68
                                                    -------
      Options outstanding at December 31, 1995      954,000          1.23
                          Options exercised...     (157,701)         1.22
                          Options granted.....       15,000         12.00
                                                    -------
      Options outstanding at December 31, 1996      811,299          1.43
                          Options exercised...     (165,449)         1.59
                          Options cancelled...       (4,000)        12.00
                          Options granted.....       78,000         21.08
                                                    -------
      Options outstanding at December 31, 1997      719,850          3.46
                                                    =======

   Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                                             Exercisable
                                    Weighted             -------------------
                                    average    Weighted             Weighted
                      Number of    remaining   average              average
         Range of      options    contractual  exercise  Number of  exercise
     exercise prices outstanding     life       price     options    price
     --------------- -----------  -----------  --------  ---------  --------
      $ 1.15           518,100        4.75      $ 1.15    518,100    $ 1.15
        1.54-2.08      118,500        7.45        1.67     91,500      1.65
       12.00             6,500        8.58       12.00      2,500     12.00
       16.125-18.50     26,750        9.34       17.13     10,250     16.84
       23.25            50,000       10.00       23.25      8,335     23.25

   For the years ended December 31, 1997, 1996 and 1995, options to purchase 630,685 shares, 740,049 shares and 825,000 shares, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through December 26, 2002. The weighted average exercise price of outstanding options for the years ended December 31, 1996 and 1995 were $1.25 and $1.18, respectively. The Company has recorded deferred compensation of $239,000 for the difference between fair value and exercise price for options granted in 1995 and such deferred compensation is being amortized over the option vesting period.

   Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When nonqualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised.

   Supplemental Disclosure for Stock Based Compensation:

   The Company has three stock-based compensation plans, which are described above. In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                         As reported      Pro forma
                                         -----------      ---------
  1997
  ----
   Net income (loss).................     $(22,836)       $(23,119)
   Net income (loss) per share:
    Basic............................     $  (3.83)       $  (3.88)
    Diluted..........................     $  (3.83)       $  (3.88)

  1996
  ----
   Net income........................     $  4,785        $  4,665
   Net income per share:
    Basic............................     $   0.87        $   0.76
    Diluted..........................     $   0.85        $   0.74

  1995
  ----
   Net income........................     $  3,863        $  3,772
   Net income per share:
    Basic............................     $   0.85        $   0.74
    Diluted..........................     $   0.83        $   0.73
</TABLE

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1997     1996     1995
                                           ------   ------   ------
     Dividend yield....................    none     none     none
     Expected volatility...............    48.79%   45.00%    0.00%
     Risk free interest rate...........     7.27%    7.27%    7.13%
     Expected life (years) ............      5.0     10.0     10.0

   Weighted average fair value of options granted at fair value at date of grant:
                       1997..........       $12.73
                                            ======
                       1996..........       $ 7.83
                                            ======

   Weighted average fair value of options granted below fair value at date of grant:

                       1995..........       $ 2.53
                                            ======

   The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. The SFAS does not apply to awards made prior to 1995. Additional awards in future years are anticipated.


13.  PROFIT SHARING PLAN:

   Effective May 1, 1992, the Company adopted a Plan pursuant to
Section 401 of the Internal Revenue Code (the "Code"), whereby employees may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Employees are eligible for participation at the beginning of the calendar quarter following their one year anniversary. The Company makes matching contributions of fifty percent of employee contributions up to 6% of employee compensation; however, the Company's total contribution may not exceed 15% of the prior year's pre-tax income unless authorized by the Board of Directors. The Company's matching contributions were approximately $93,000, $80,000 and $82,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

   Wells Electronics, Inc. Deferred Compensation and Savings Plan (Salaried 401(k)) allows for salaried employees to contribute up to a maximum allowable under the Code. Wells makes matching contributions of 25% of the employee contribution. Wells Electronics, Inc. Union Employees' 401(k) Plan allows for all union employees to contribute a minimum contribution ($0.19 per hour through February 18, 1998). For those employees who contribute at least the minimum, Wells matches $0.19 per hour through February 18, 1998. As part of the liabilities assumed as a result of the Wells acquisition, a liability was recorded for approximately $46,000.


14.  SIGNIFICANT CUSTOMERS AND EXPORT SALES:

   One customer accounted for approximately 14.5%, 17.4% and 16.6% of the Company's net sales in 1997, 1996 and 1995, respectively. A second customer accounted for approximately 12.7% and 13.4% of the Company's net sales in 1997 and 1995, respectively. The Company had export sales of approximately $3,876,000, $2,975,000 and $3,022,000 in 1997, 1996 and 1995,
respectively. All export sales are in U.S. dollars. No one country or region accounted for greater than 10% of net sales.


15.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED):

    (in thousands, except per share data)
    -------------------------------------------------------------------------
                                        For the Three Months Ended
    -------------------------------------------------------------------------
                                  Mar 29,    Jun 28,    Sep 27,    Dec 31,
    -------------------------------------------------------------------------
    1997
    ----
    Net sales..............       $6,217     $7,233     $8,077     $8,269
    Gross profit...........        2,953      3,507      3,927      4,289
    Net income.............        1,175      1,504      1,693    (27,208)
    Net income per share:
      Basic................       $ 0.20     $ 0.25     $ 0.28     $(4.52)
      Diluted..............       $ 0.18     $ 0.23     $ 0.26     $(4.52)

    -------------------------------------------------------------------------
                                         For the Three Months Ended
    -------------------------------------------------------------------------
                                  Mar 31,    Jun 29,    Sep 28,    Dec 31,
    -------------------------------------------------------------------------
    1996
    ----
    Net sales..............       $7,087     $7,223     $6,222     $6,325
    Gross profit...........        3,235      3,222      2,725      3,218
    Net income.............        1,130      1,348      1,068      1,239
    Net income per share:
      Basic................       $ 0.25     $ 0.24     $ 0.19     $ 0.21
      Diluted..............       $ 0.21     $ 0.21     $ 0.16     $ 0.19
</TABLE

16.  SUBSEQUENT EVENT (UNAUDITED):

   The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. The Company believes that, with the exception of the South Bend, Indiana location, its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. However, there can be no assurances that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's financial condition, results of operations or business. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's financial condition, results of operations and business could be adversely affected.

   The Company believes that, within the next nine months, it will have to replace the current systems at Wells-CTI South Bend with new systems that are Year 2000 compliant. Failure to replace such systems could result in the generation of erroneous data or system failure. Significant uncertainty exists concerning the potential effects associated with Year 2000 compliance, and Year
2000 issues involving systems of Wells-CTI South Bend could have a material adverse effect on the Company's financial condition, results of operations or business. The cost of replacing computer systems of Wells-CTI South Bend is currently estimated to be up to $900,000.

   The Company filed a registration statement in February 1998 on Form S-1 for a public offering to raise proceeds to both retire the subordinated debenture and pay down a portion of the Senior
Credit Facility.














                 INDEPENDENT AUDITORS' REPORT

The Board of Directors
Wells Electronics, Inc.:

     We have audited the accompanying consolidated balance sheets of Wells
Electronics, Inc. and subsidiaries as of May 3, 1997 (Successor), and April
27, 1996 (Predecessor) and the related consolidated statements of income, shareholders' equity, and cash flows for the 53 weeks ended May 3, 1997
(Successor period), the 48 weeks ended April 27, 1996 and the 52 weeks ended
June 3, 1995 (Predecessor periods). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Wells Electronics, Inc. and subsidiaries as of May 3, 1997, and the results of their operations and their cash flows for the Successor period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of Wells Electronics, Inc.
and subsidiaries as of April 27, 1996, and the results of their operations and their cash flows for the Predecessor periods, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective May 2, 1996, Siebe plc acquired all of the outstanding stock of Unitech plc in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.


/s/ KPMG PEAT MARWICK LLP

Chicago, Illinois

January 15, 1998










                    WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF MAY 3, 1997 AND APRIL 27, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  Successor      Predecessor
                                                 -----------   --------------
                                                 MAY 3, 1997   APRIL 27, 1996
                                                 -----------   --------------
ASSETS
Cash & cash equivalents..........................    $    95        $   441
Accounts receivable -- trade.....................      4,516          3,843
Allowance for uncollectible accounts.............       (100)          (100)
Inventory........................................      2,540          3,446
Prepaid expenses and other current assets........        416            475
Deferred tax assets..............................        571            547
                                                    --------        -------
          Total current assets...................      8,038          8,652
Property, plant and equipment, net...............      9,224          4,319
Intangible assets, net...........................     10,157            714
Due from affiliate...............................      3,231             --
Other assets.....................................        135            228
                                                     -------        -------
          Total assets...........................    $30,785        $13,913
                                                     =======        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Short-term debt..................................    $   268        $ 1,153
Accounts payable -- trade........................      3,016          2,801
Accrued expenses and other current liabilities...      2,669          2,008
Due to affiliate.................................         --             11
                                                     -------        -------
          Total current liabilities..............      5,953          5,973
Long-term debt...................................         --          1,458
Deferred tax liabilities.........................      6,185            149
Minority interest................................          6             --
                                                     -------        -------
          Total liabilities......................     12,144          7,580
                                                     -------        -------
SHAREHOLDER'S EQUITY
Common stock, $10 par value; 13,500 authorized
  shares; issued 7,825 shares......................       78             78
Additional paid-in capital.........................   14,510          6,547
Retained earnings..................................    4,367           (292)
Foreign currency translation adjustments...........     (314)            --
                                                     -------        -------
          Total shareholder's equity...............   18,641          6,333
                                                     -------        -------
Commitment and contingencies.......................       --             --
          Total liabilities and shareholder's equity $30,785        $13,913
                                                     =======        =======

        See accompanying notes to the consolidated financial statements.

                    WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR 53 WEEKS ENDED MAY 3, 1997; 48 WEEKS ENDED APRIL 27, 1996
                         AND 52 WEEKS ENDED JUNE 3, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          Predecessor               Successor
                                 ------------------------------    -----------
                                 MAY 3, 1997    APRIL 27, 1996    MAY 3, 1997
                                 ------------    --------------    -----------
Net sales......................     $27,492         $ 17,998         $18,579
Cost of sales..................      13,181            9,271           9,732
                                    -------          -------         -------
     Gross profit..............      14,311            8,727           8,847
Operating expenses.............       8,758            6,624           7,272
                                    -------          -------         -------
     Income from operations....       5,553            2,103           1,575
Non-operating income(expense):
Interest income................          11                6              10
Interest expense...............         (93)            (115)           (126)
Royalty income.................         630              844             404
Minority interest..............          (6)              --              --
Other expense..................         (23)             (40)            (42)
Foreign exchange gain/(loss)...         264               40            (180)
                                    -------          -------         -------
     Total non-operating income         783              735              66
                                    -------          -------         -------
Income before income taxes.....       6,336            2,838           1,641
Provision for income taxes.....       1,969              586             798
                                    -------          -------         -------
          Net Income...........     $ 4,367         $  2,252         $   843
                                    =======          =======         =======
Earnings per share.............     $558.08         $ 287.80         $107.73
                                    =======          =======         =======
Average number of shares.......       7,825            7,825           7,825
                                    =======          =======         =======




        See accompanying notes to the consolidated financial statements.

                    WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
         FOR 53 WEEKS ENDED MAY 3, 1997; 48 WEEKS ENDED APRIL 27, 1996
                         AND 52 WEEKS ENDED JUNE 3, 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          FOREIGN
                   COMMON STOCK    ADDITIONAL             CURRENCY
                -----------------   PAID-IN    RETAINED  TRANSLATION    TOTAL
                SHARES  PAR VALUE   CAPITAL    EARNINGS  ADJUSTMENTS   EQUITY
                ------  ---------  ----------  --------  -----------  -------
Balance,
 May 29, 1994..  7,825      $78      $  6,547   $ (3,387)    $  35     $3,273
Net income.....                                      843                  843
Net change
 foreign
 currency
 translation
 adjustment....                                                238        238
                 -----      ---       -------    -------     -----     -------
Balance,
 June 3, 1995..  7,825       78         6,547     (2,544)      273      4,354
Net income.....                                    2,252                2,252
Net change
 foreign
 currency
 translation
 adjustment....                                               (273)     (273)
                 -----      ---       -------    -------     -----    -------
Balance,
 April 27, 1996  7,825       78         6,547       (292)       --      6,333
Acquisition
 adjustments...                         7,963        292                8,255
Net income.....                                    4,367                4,367
Net change
 foreign
 currency
 translation
 adjustment....                                               (314)     (314)
                 -----      ---       -------    -------     -----    -------
Balance,
 May 3, 1997...  7,825      $78      $ 14,510   $  4,367     $(314)   $18,641
                 =====      ===       =======    =======     =====    =======




        See accompanying notes to the consolidated financial statements.

                    WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR 53 WEEKS ENDED MAY 3, 1997; 48 WEEKS ENDED APRIL 27, 1996
                         AND 52 WEEKS ENDED JUNE 3, 1995
                                 (IN THOUSANDS)

                                      Successor           Predecessor
                                     ----------- ----------------------------
                                     MAY 3, 1997 APRIL 27, 1996  JUNE 3, 1995
                                     ----------- --------------  ------------
Cash flows from operating activities:
Net income.............................. $ 4,367      $ 2,252        $   843
                                         -------      -------        -------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization.........   2,205        1,426          1,870
  Gain on disposition of equipment......     (59)         (12)           (38)
  Provision for (benefit from)
    deferred taxes......................      50          (30)           (49)
  Changes in operating assets
    and liabilities:
      Increase in accounts receivable....   (673)        (732)        (1,550)
      Decrease (increase) in inventory...    906       (1,038)          (520)
      Decrease (increase) in prepaid
       expenses and other current assets.     60         (176)           193
      Decrease (increase) in other assets     93          (23)             9
      Decrease in due from affiliate..... (3,242)        (454)        (1,433)
      Increase in accounts payable.......    215          337          1,902
      Increase (decrease) in
        current liabilities..............    661          (91)           476
      Increase (decrease) in
        other liabilities................      3            4           (260)
                                         -------      -------        -------
          Total adjustments..............    219         (789)           600
                                         -------      -------        -------
Net cash provided by operating activities  4,586        1,463          1,443
Cash flows from investing activities:
  Capital expenditures................... (2,975)      (1,971)        (2,093)
  Proceeds from sale of fixed assets.....    386           18             67
                                         -------      -------        -------
Net cash used in investing activities...  (2,589)      (1,953)        (2,026)
Cash flow from financing activities:
  Net (payments of) proceeds from
    short-term debt.....................    (885)         739            414
  Principal payments of long-term debt..  (1,458)        (241)            --
  Proceeds from loan....................      --           --             56
                                         --------     -------        -------
Net cash (used in) provided by financing
  activities............................   (2,343)         498           470
Net (decrease) increase in cash and cash
  equivalents...........................     (346)           8          (113)
Cash and cash equivalents at beginning of
  the period.............................     441          433           546
                                         --------     --------       -------
Cash and cash equivalents
  at end of period.......................$    95      $    441       $   433
                                         ========     ========       =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest.............................. $     82     $    109       $   116
                                         ========     ========       =======
  Income taxes.......................... $  1,301     $  1,055       $   567
                                         ========     ========       =======

        See accompanying notes to the consolidated financial statements

               WELLS ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MAY 3, 1997 AND APRIL 27, 1996
                            (IN THOUSANDS)

1.  NATURE OF BUSINESS

   As of May 3, 1997 and for the year then ended (fiscal 1997), Wells Electronics, Inc. ("the Company"), an Indiana Corporation, was a wholly owned subsidiary of UL America, Inc., whose ultimate parent company, Siebe plc, is a publicly held corporation based in the United Kingdom. On April 24, 1989, UL America, Inc. acquired Wells Electronics, Inc., and for the eleven months ended April 27, 1996 (fiscal 1996) and the year ending May 31, 1995 (fiscal 1995), the Company was a wholly owned subsidiary of UL America, Inc.

   The Company has two subsidiaries: Wells Electronics Asia Pte
Ltd. in Singapore ("Wells Asia") which is a wholly owned subsidiary and Wells Japan Ltd. ("Wells Japan") in Japan which is approximately 98% owned by the Company. The remaining 2% is owned by a Japanese corporation.

   The Company is principally engaged in designing, developing, manufacturing and marketing a broad line of burn-in/test sockets and plastic carriers for the global semiconductor industry. These products are employed in the handling and quality assurance phase of semiconductor manufacturing.

   The Company's ultimate parent, Unitech plc, was acquired by Siebe plc, on May 2, 1996. Following the acquisition, a new basis of accounting was applied. The fair market revaluation of the Company's assets and liabilities resulted in an acquisition adjustment of $8,255, net of the related deferred tax liability of $5,962. As a result of the acquisition, property, plant and equipment was written up to appraised fair market value of $8,535 (net historical cost was $4,319). Additionally, trademarks and software were written up to appraised fair market value of $10,001 (net historical cost was $0) and goodwill of $708 was retained. There were no other significant accounting adjustments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Wells Electronics, Inc. and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

   The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates included in these financial statements are allowance for uncollectible accounts, inventory reserves, and warranty reserves.

   There are 53, 48, and 52 weeks in fiscal 1997, 1996 and 1995, respectively, due to the change in the fiscal year end subsequent to the Siebe plc acquisition.

  REVENUE RECOGNITION

   Sales and related cost of sales are recognized upon shipment of products to customers.

  CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  CONCENTRATION OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to customers in the normal course of business. Collateral is not required for trade receivables, but ongoing credit evaluations of customers' financial condition are performed. Additionally, the Company maintains reserves for potential credit losses. As of April 27, 1996 and May 3, 1997 the Company had no significant receivable write-offs. The Company operates in a single segment of the semiconductor industry.

  RESEARCH AND DEVELOPMENT

   Research and development costs are charged to expense as incurred.

  INVENTORIES

   Inventories are stated at the lower of cost or market. The inventories are valued at standard cost which approximates the first-in, first-out (FIFO) cost method. Certain inventories are valued at the moving average cost method.

   PROPERTY, PLANT AND EQUIPMENT

   For fiscal 1997, property, plant and equipment are stated at fair value based upon independent appraisal. For fiscal 1996 and 1995, property, plant and equipment are stated on the basis of cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

   Material, labor and overhead costs associated with the manufacture of molds are capitalized and classified as tooling.
Acquisition cost is used to cost molds which are purchased from outside vendors.

   Depreciation is provided using the straight-line method over the estimated useful lives of depreciable properties as follows:
buildings and improvements, 10 to 33 years; machinery and equipment, 7 to 13 years; and tooling, 2 to 6 years.

   Equipment held under capital leases and lease improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

  INCOME TAXES

   The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement bases and the tax bases of the Company's assets and liabilities using enacted statutory tax rates applicable to future years.

  INTANGIBLE ASSETS

   The straight-line method is used to amortize intangible assets. The goodwill and trademarks are amortized to expense over 20 years and computer software is amortized over 6 years.

  FOREIGN CURRENCY TRANSLATION

   The accounts of foreign subsidiaries are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into US dollars at the end of period exchange rates and income and expenses are translated at the average exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholder's equity.

  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

   The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, during fiscal 1997. This statement requires that long-lived assets, including associated goodwill, and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets and certain intangible assets to be disposed be reported at the lower of carrying amount or fair value less costs to sell. Adoption of this statement did not have any impact on the Company's financial position, results of operations, or liquidity.

  NET INCOME PER COMMON SHARE

   Net income per common share is computed using the weighted average number of shares of common stock outstanding.

3.  FOREIGN OPERATIONS

   The Company's net income is affected by foreign currency exchange (gains) losses resulting from translating foreign currency denominated trade receivables and payables of Wells Japan and Wells Asia and other realized and unrealized foreign currency (gains) losses.


4.  INVENTORIES

   Inventories consist of the following:

                                               1997       1996
                                              ------     ------
        Raw material and supplies............  $  778     $1,463
        Work in process......................     223        349
        Finished goods.......................   1,539      1,634
                                               ------     ------
                                               $2,540     $3,446
                                               ======     ======

5.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                             1997        1996
                                           --------     -------
        Land.............................  $     --     $   165
        Buildings and improvements.......       171       1,467
        Machinery and equipment..........     4,186       5,480
        Tooling..........................     5,499       9,374
        Construction in progress.........       576         480
                                            -------     -------
                                             10,432      16,966
        Less accumulated depreciation....    (1,208)    (12,647)
                                            -------     -------
                                           $  9,224     $ 4,319
                                            =======     =======

6.  INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                1997      1996
                                               -------    ----
        Goodwill.............................  $   708    $ 708
        Computer software....................      349        6
        Trademarks...........................    9,674       --
                                               -------    -----
                                                10,731      714
        Less accumulated amortization........     (574)      --
                                               -------    -----
                                               $10,157    $ 714
                                               =======    =====

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued liabilities consist of the following:

                                               1997       1996
                                              ------     ------
        Compensation and benefits...........  $1,038     $1,013
        Income taxes payable................     605         22
        Product warranty....................     300        100
        Other accrued liabilities...........     726        873
                                              ------     ------
                                              $2,669     $2,008
                                              ======     ======

8.  DEBT

   Short-term debt consists of the following:

                                                 1997      1996
                                                ------     ----
        Line of credit........................  $214     $1,108
        Current maturities of long-term debt..    54         45
                                                ----     ------
          Total short-term debt...............  $268     $1,153
                                                ====     ======

   Wells Japan has a Y125 million (approximately $985 at May 3,
1997) line of credit with a Japanese bank that was guaranteed by its ultimate parent. The interest rate at May 1997 was 2.375% per annum.


   Long-term debt consists of the following:

                                                  1997      1996
                                                 ------     ---
        Bank loan..............................  $ -     $1,400
        Capital lease obligation...............   54        103
                                                 ---     ------
                  Total long-term debt.........   54      1,503
        Less current maturities................   54         45
                                                 ---     ------
                                                 $ -     $1,458
                                                 ===     ======
</TABLE

   The outstanding bank loan balance of $1,400 as of 1996 represents borrowings against the Company's revolving line of credit. The line was repaid in January 1997 and the interest rate at the time of repayment was 7% per annum. Subsequent to the repayment the line was cancelled.

9.  INCOME TAX EXPENSE

   Components of income tax expense (benefit) consist of:


                             CURRENT   DEFERRED     TOTAL
                             -------   --------     ------
        1997:
          Federal...........  $1,370      $ 43         $1,413
          State and local...     353        --            353
          Foreign...........     196         7            203
                              ------      ----         ------
                              $1,919      $ 50         $1,969
                              ======      ====         ======

        1996:
          Federal...........  $  358      $(30)        $  328
          State and local...     109        --            109
          Foreign...........     149        --            149
                              ------      ----         ------
                              $  616      $(30)        $  586
                              ======      ====         ======

        1995:
          Federal...........  $  535      $(49)        $  486
          State and local...     155        --            155
          Foreign...........     157        --            157
                              ------      ----         ------
                              $  847      $(49)        $  798
                              ======      ====         ======

   Actual income tax expense differs from the amounts computed by applying the enacted US federal corporate rate to income before income taxes as a result of the following:

                                                      1997     1996     1995
                                                     ------    ----     ----
    Federal income tax expense at statutory rate...  $2,190    $965     $558
    Increase (decrease) resulting from:
      Foreign tax rate differential................       2     (50)     (35)
      Reduction of valuation allowance.............    (499)   (299)      --
      Foreign subsidiary losses....................  ------    ----      144
      State income taxes, net......................     233      72      102
      Other, net...................................      43    (102)      29
                                                     ------   -----     ----
                                                     $1,969   $ 586     $798
                                                     ======   =====     ====

   The tax effect of temporary differences that give rise to deferred tax (assets) and liabilities follow:

                                                              1997    1996
                                                             ------  ------
    Deferred tax assets:
      Inventories -- principally obsolescence...............  $  201  $  215
      Bad debts.............................................      36      38
      Other -- principally accruals.........................     334     294
      Net operating loss carryforward.......................      --     499
                                                              ------  ------
              Total deferred tax assets.....................     571   1,046
              Valuation allowance...........................      --    (499)
                                                              ------  ------
              Net deferred tax assets.......................     571     547
                                                              ------  ------
    Deferred tax liabilities:
      Property, plant & equipment...........................   1,828      10
      Capital lease.........................................     148     131
      Intangible assets.....................................   4,200      --
      Other.................................................       9       8
                                                              ------  ------
              Total deferred tax liabilities................   6,185     149
                                                              ------  ------
              Net deferred tax liability (asset)............  $5,614  $ (398)
                                                              ======  ======

10.  LEASES

   The company leases certain of its manufacturing facilities, sales offices and equipment. Some leases include provisions for renewals and purchases at the Company's option.

   Rental expense for all operating leases approximated $562, $241 and $233 in fiscal year 1997, 1996 and 1995, respectively.

   Future minimum operating lease payments consist of the following at May 3, 1997:

                      FISCAL YEAR
            ----------------------------------------------
            1998..................................  $  619
            1999..................................     615
            2000..................................     564
            2001..................................     511
            2002..................................     499
            Thereafter............................   1,738
                                                    ------
            Total minimum lease payments..........  $4,546
                                                    ======

11.  PROFIT SHARING AND RETIREMENT PLANS

   The Company has adopted a Plan ("401(k) Plan") pursuant to
Section 401 of the Internal Revenue Code. Salaried employees may contribute a percentage of their compensation to the 401(k) Plan, but not in excess of the maximum allowed under the Code. Salaried employees are eligible for participation at their one year anniversary. The Company makes matching contributions of 25 percent of employee contributions but not in excess of the maximum allowed under the Code. In addition to any Employer 401(k) Contribution discussed above, the Company in any Plan Year, to the extent it has Net Profits or retained earnings, may make additional matching Employer 401(k) Contributions to the extent it deems appropriate at its complete discretion.

   Effective February 19, 1997, the Company adopted a Retirement Income Plan for the hourly employees whereby the Company will make a contribution of $0.19 per hour for all hours worked into a retirement income plan, with the employees contributing a matching amount. The contribution will increase to $0.20 and $0.22 per all hours worked effective February 19, 1998 and 1999, respectively. The employee matching contribution will increase accordingly.

   The Company's combined matching contributions for the 401(k)
Plan and Retirement Income Plan were approximately $67, $63 and
$61 in 1997, 1996 and 1995, respectively.

12.  RELATED PARTY TRANSACTIONS

   The Company was charged with corporate management fees of $25 in 1997, $193 in 1996, and $272 in 1995. Non-interest bearing long-term receivable due from affiliates was $3,231 at May 3, 1997. This consists of $2,550 from Siebe Inc. and $681 from UL America, Inc.

13.  COMMITMENTS AND CONTINGENCIES

   The Company has been party to ongoing litigation with Wayne K. Pfaff and an affiliated corporation regarding alleged patent infringements. Subsequent to the balance sheet date, the Federal Circuit Court of Appeals found in favor of the Company. Management believes that the likelihood of any future liability in this regard is remote and as such, has established no provision.

14.  SUBSEQUENT EVENT

   On November 17, 1997, UL America, Inc. agreed to sell all of the Company's issued and outstanding shares of common stock to PCD Inc. The purchase price of this transaction is $130 million.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates in the integrated circuit connector industry which is a single industrial segment. One customer accounted for approximately 18%, 15% and 18% of the Company's sales in 1997, 1996 and 1995, respectively. The Company had no other single customer with sales greater than 10% of total sales.

   Sales between geographic areas are at cost plus approximately
50% mark-up. The Company has significant operations in foreign countries. Information regarding operations by geographic area for fiscal 1997, 1996 and 1995 is as follows:

                                                          FAR
                                                 USA      EAST
                                               -------   ------
        Fiscal 1997:
        Net Sales............................  $17,528   $9,964
        Operating income.....................    3,749    1,804
        Identifiable assets..................   22,734    7,378

        Fiscal 1996:
        Net Sales............................  $10,049   $7,949
        Operating income.....................      735    1,368
        Identifiable assets..................    7,302    5,903

        Fiscal 1995:
        Net Sales............................  $12,900   $5,679
        Operating income.....................      572    1,003
        Identifiable assets..................    7,001    3,785
</TABLE

16.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) FOR THE:


                                 THREE MONTHS ENDED
                         --------------------------------------
       Fiscal 1997:       MAY 3,   FEB 1,   OCT 26,    JUL 27,
                         ------   ------   -------   ----------
    Net Sales..........  $8,767   $7,471   $ 5,284     $5,970
    Gross profit.......   3,605    4,609     2,816      3,281
    Net income.........   2,189    1,178       412        588

                            THREE MONTHS ENDED       TWO MONTHS
                        ---------------------------     ENDED
       Fiscal 1996:     APR 27,   JAN 27,   OCT 28,    JUL 29,
                        -------   -------   -------    -------
    Net Sales..........  $ 4,261   $ 4,635   $ 5,918     $3,184
    Gross profit.......    2,036     2,049     3,026      1,616
    Net income.........      647       424       957        224
</TABLE

                         Independent Auditors' Report


The Board of Directors
Wells Electronics, Inc.:

   We have audited the accompanying consolidated balance sheet of Wells Electronics, Inc. and subsidiaries as of December 26, 1997 and the related consolidated statement of income, shareholder's equity and cash flows for the 34 weeks ended December 26, 1997.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Electronics, Inc. and subsidiaries as of December 26, 1997 and the results of their operations and their cash flows for the 34 weeks then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Chicago, Illinois

February 4, 1998, except for note 11 which is as of March 9, 1998







                   WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         as of December 26, 1997 and
                        December 31, 1996 (unaudited)
                      (In thousands, except share data)


                                                                 Unaudited
                                                       Dec 26,    Dec 31,
                                                        1997        1996
                                                      ---------   --------
                       ASSETS
Cash and cash equivalents......................       $   827      $   784
Accounts receivable - trade....................         4,251        3,380
Allowance for uncollectible accounts...........          (100)         (95)
Inventory......................................         1,879        2,585
Prepaid expenses and other current assets......           495          553
Deferred tax assets............................           758          425
                                                      -------      -------
     Total current assets......................         8,110        7,632
Property, plant and equipment, net.............         9,501        8,590
Intangible assets, net.........................         9,746       10,327
Other assets...................................           185          831
                                                      -------      -------
     Total assets..............................       $27,542      $27,380
                                                      =======      =======

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current portion of capital lease debt..........       $    18      $ 1,376
Accounts payable - trade.......................         2,997        2,410
Accrued expenses and other current liabilities.         4,338        1,725
                                                      -------      -------
     Total current liabilities.................         7,353        5,511
Long-term debt.................................            --           21
Deferred tax liabilities.......................         6,311        5,962
Minority interest..............................            37           --
                                                      -------      -------
     Total liabilities.........................       $13,701      $11,494
                                                      -------      -------
                 SHAREHOLDER'S EQUITY

Common stock, $10 par value, 13,500 authorized
  Shares, issued 7,825 shares..................       $    78      $    78
Additional paid-in capital.....................        14,510       14,510
Retained earnings..............................          (371)       1,514
Foreign currency translation adjustments.......          (376)        (216)
                                                      -------      -------
     Total shareholder's equity................       $13,841      $15,886
                                                      -------      -------
Commitments and contingencies..................             -            -
                                                      -------      -------
     Total liabilities and stockholder's equity       $27,542      $27,380
                                                      =======      =======

      See accompanying notes to the consolidated financial statements
</TABLE

                   WELLS ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                   for the 34 weeks ended December 26, 1997
               and 35 weeks ended December 31, 1996 (Unaudited)
                       (In thousands, except share data)


                                                         Unaudited
                                         Dec 26, 97      Dec 31, 96
                                         ----------      ----------
     Net sales......................      $ 29,268        $ 15,497
     Cost of sales..................        10,261           8,497
                                          --------        --------
       Gross profit.................        19,007           7,000
     Operating expenses.............         7,423           5,246
                                          --------        --------
       Income from operations.......        11,584           1,754
     Non-operating income (expense):
     Interest expense...............            (4)            (84)
     Royalty income.................           485             386
     Minority interest..............           (34)             --
     Other income...................            73              56
     Foreign exchange loss..........          (190)             --
                                           -------         -------
       Total non-operating income...           330             358
                                           -------         -------
     Income before income taxes.....        11,914           2,112
     Provision for income taxes.....         5,645             598
                                           -------         -------
       Net income...................       $ 6,269         $ 1,514
                                           =======         =======
     Earnings per share.............       $801.15         $193.48
                                           =======         =======
     Average number of shares.......         7,825           7,825
                                           =======         =======




     See accompanying notes to the consolidated financial statements.

                         WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                             for 34 weeks ended December 26, 1997
                              (In thousands, except share data)

                                                          Foreign
                 Common Stock   Additional               Currency
              -----------------   Paid-in    Retained   Translation
              Shares  Par Value   Capital     Deficit   Adjustments   Total
              ------  ---------  ----------  ---------  -----------   -----
Balance,
 May 3, 1997   7,825      $  78    $ 14,510     $ 4,367      $ (314) $18,641
Net income..                                      6,269                6,269
Dividend....                                    (11,007)             (11,007)
Net change
 foreign
 currency
 translation
 adjustment.                                                    (62)     (62)
                -----     -----    --------     -------      ------  -------
Balance,
 Dec 26, 97.    7,825     $  78    $ 14,510     $  (371)     $ (376) $13,841
                =====     =====    ========     =======      ======  =======

          See accompanying notes to the consolidated financial statements.

                   WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for 34 weeks ended December 26, 1997
              and 35 weeks ended December 31, 1996 (Unaudited)
                               (In thousands)

                                                                 Unaudited
                                                        Dec 26,    Dec 31,
                                                         1997       1996
                                                       ---------   ------
Cash flows from operating activities:
  Net income......................................      $ 6,269    $ 1,514
                                                        -------    -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.................        1,448      1,517
    Loss on disposition of equipment..............           45         --
    Effect of changes in foreign currency.........           --       (216)
    Benefit from deferred taxes...................          (61)       (27)
    Changes in operating assets and liabilities:
      Decrease in net accounts receivable.........          265        458
      Decrease in inventory.......................          661        861
      Increase in prepaid and other current assets          (80)       (78)
      Increase in other assets....................          (50)      (215)
      (Decrease) increase in due from affiliates..        3,231        (11)
      Decrease in accounts payable ...............          (19)      (391)
      Increase (decrease) in current liabilities..        1,669       (283)
      Increase in other liabilities...............           31         --
                                                        -------    -------
        Total adjustments.........................        7,140      1,615
                                                        -------     ------
Net cash provided by operating activities.........       13,409      3,129
                                                        -------     ------
Cash flows from investing activities:
  Capital expenditures............................       (1,433)    (1,572)
  Proceeds from sale of fixed assets..............           13         --
                                                        -------     ------
Net cash used in investing activities.............       (1,420)    (1,572)
                                                        -------     ------
Cash flows from financing activities:
  Net payment of short-term debt..................         (250)    (1,214)
  Dividend........................................      (11,007)        --
                                                        -------    -------
Net cash used in financing activities.............      (11,257)    (1,214)
                                                        -------    -------
Net increase in cash and cash equivalents.........          732        343
Cash and cash equivalents at beginning of period..           95        441
                                                        -------    -------
Cash and cash equivalents at end of period........      $   827    $   784
                                                        =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest......................................     $     4     $   88
                                                       =======     ======
    Income taxes..................................     $ 4,617     $  419
                                                       =======     ======

      See accompanying notes to the consolidated financial statemen

          WELLS ELECTRONICS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 26, 1997
                        (In thousands)

1.  Nature of Business

   Wells Electronics, Inc. ("the Company"), an Indiana
Corporation, was a wholly owned subsidiary of UL America, Inc., whose ultimate parent company, Siebe plc, is a publicly held corporation based in the United Kingdom.

   The Company has two subsidiaries: Wells Electronics Asia Pte
Ltd. in Singapore ("Wells Asia") which is a wholly owned subsidiary and Wells Japan Ltd. ("Wells Japan") in Japan which is approximately 98% owned by the Company. The remaining 2% is owned by a Japanese corporation.

   The Company is principally engaged in designing, developing, manufacturing and marketing a broad line of burn-in/test sockets and plastic carriers for the global semiconductor industry. These products are employed in the handling and quality assurance phase of semiconductor manufacturing.

   UL America, Inc.'s ultimate parent, Unitech plc, was acquired by Siebe plc, on May 2, 1996. Following the acquisition, a new basis of accounting was applied. The fair market revaluation of the Company's assets and liabilities resulted in an acquisition adjustment of $8,255, net of the related deferred tax liability of $5,962. As a result of the acquisition, property, plant and equipment was written up to appraised fair market value of $8,535 (net historical cost was $4,319). Additionally, trademarks and software were written up to appraised fair market value of $10,001 (net historical cost was $0) and goodwill of $708 was retained. There were no other significant accounting adjustments.

   On December 26, 1997, UL America, Inc. sold all of the
Company's issued and outstanding shares of common stock to PCD
Inc. The purchase price of this transaction was $130 million.

2.  Summary of Significant Accounting Policies

   Basis of Presentation

   The consolidated financial statements include the accounts of Wells Electronics, Inc. and its subsidiaries. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in these financial statements are allowance for uncollectible accounts, inventory reserves, and warranty reserves.

   Revenue Recognition

   Sales and related cost of sales are recognized upon shipment of products to customers.

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to customers in the normal course of business. Collateral is not required for trade receivables, but ongoing credit evaluations of customers' financial condition are performed. Additionally, the Company maintains reserves for potential credit losses. As of December 26, 1997 the Company had no significant receivable write-offs. The Company operates in a single segment of the semiconductor industry.

   Research and Development

   Research and development costs are charged to expense as incurred.

   Inventories

   Inventories are stated at the lower of cost or market. The inventories are valued at standard cost which approximates the first-in, first-out (FIFO) cost method. Certain inventories are valued at the moving average cost method.

   Property, Plant and Equipment

   Property, plant and equipment acquired on May 2, 1996 are stated at fair value based upon independent appraisal. Subsequent additions are recorded at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

   Material, labor and overhead costs associated with the manufacture of molds are capitalized and classified as tooling.
Acquisition cost is used to cost molds which are purchased from outside vendors.

   Depreciation is provided using the straight-line method over the estimated useful lives of depreciable properties as follows:
buildings and improvements, 10 to 33 years; machinery and equipment, 7 to 13 years; and tooling, 2 to 6 years.

   Equipment held under capital leases and lease improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     Income Taxes

   The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement bases and the tax bases of the Company's assets and liabilities using enacted statutory tax rates applicable to future years.

   Intangible Assets

   The straight-line method is used to amortize intangible assets. The goodwill and trademarks are amortized to expense over 20 years and computer software is amortized over 6 years.

   Foreign Currency Translation

   The accounts of foreign subsidiaries are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into US dollars at the end of period exchange rates and income and expenses are translated at the average exchange rates. Net exchange gain or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholder's equity.

   Net Income Per Common Share

   Net income per common share is computed using the weighted average number of shares of common stock outstanding.

3.  Foreign Operations

   The Company's net income is affected by foreign currency exchange (gains) losses resulting from translating foreign currency denominated trade receivables and payables of Wells Japan and Wells Asia and other realized and unrealized foreign currency (gains) losses.

4.  Inventories

   Inventories consist of the following:

           Raw material and supplies.......      $1,249
           Work in process.................         258
           Finished goods..................         372
                                                 ------
                                                 $1,879
                                                 ======


5.  Property, Plant and Equipment

   Property, plant and equipment consist of the following:

           Buildings and improvements..........      $   245
           Machinery and equipment.............        4,759
           Tooling.............................        6,721
           Construction in progress............          249
                                                     -------
                                                      11,974
           Less accumulated depreciation.......       (2,473)
                                                     -------
                                                     $ 9,501
                                                     =======

6.  Intangible Assets

   Intangible assets consist of the following:

          Goodwill......................    $   708
          Computer software.............        327
          Trademarks....................      9,674
                                            -------
                                             10,709
          Less accumulated amortization.       (963)
                                            -------
                                            $ 9,746
                                            =======

7.  Accrued Expenses and Other Current Liabilities

   Accrued liabilities consist of the following:

          Compensation and benefits.........     $1,027
          Income taxes payable..............      2,666
          Product warranty..................        502
          Other accrued liabilities.........        143
                                                 ------
                                                 $4,338
                                                 ======

8.  Income Tax Expense

   Components of income tax expense (benefit) consist of:

                              CURRENT   DEFERRED     TOTAL
        Federal...........    $ 2,843    $   80     $ 2,923
        State and local...        701         -         701
        Foreign...........      2,230      (209)      2,021
                              -------    ------     -------
                              $ 5,774    $ (129)    $ 5,645
                              =======    ======     =======


   Actual income tax expense differs from the amounts computed by applying the enacted US federal corporate rate to income before income taxes as a result of the following:


     Federal income tax expense at statutory rate       $ 4,051
     Increase resulting from:
       Foreign tax rate differential.............           772
       State income taxes, net...................           463
       Other, net................................           359
                                                        -------
                                                        $ 5,645
                                                        =======

     The tax effect of temporary differences that give rise to deferred tax assets and liabilities follows:

     Deferred tax assets:
       Inventories - principally obsolesence            $  280
       Warranty accruals....................               300
       Compensation and benefit accruals....               142
       Bad debts............................                36
                                                        ------
         Net deferred tax assets............               758
                                                        ------
     Deferred tax liabilities:
       Property, plant and equipment........             2,075
       Intangible assets....................             4,084
       Other................................               152
                                                        ------
         Total deferred tax liabilities.....             6,311
                                                        ------
         Net deferred tax liability.........            $5,553
                                                        ======

9.  Leases

   The Company leases certain of its manufacturing facilities, sales offices and equipment. Some leases include provisions for renewals and purchases at the Company's option.

   Rental expense for all operating leases approximated $453 for the 34 weeks ended December 26, 1997

   Future minimum operating lease payments consist of the following at December 26, 1997:

     YEAR
     1998...............................      $   563
     1999...............................          435
     2000...............................          342
     2001...............................          335
     2002...............................          327
     Thereafter.........................        1,563
                                              -------
     Total minimum lease payments.......      $ 3,565
                                              =======

10.  Profit Sharing and Retirement Plans

   The Company has adopted a Plan ("401(k) Plan") pursuant to
Section 401 of the Internal Revenue Code. Salaried employees may contribute a percentage of their compensation to the 401(k) Plan, but not in excess of the maximum allowed under the Code. Salaried employees are eligible for participation at their one year anniversary. The Company makes matching contributions of 25 percent of employee contributions but not in excess of the maximum allowed under the Code. In addition to any Employer 401(k) Contribution discussed above, the Company in any Plan Year, to the extent it has Net Profits or retained earnings, may make additional matching Employer 401(k) Contributions to the extent it deems appropriate at its complete discretion.

   The Company has also adopted a Retirement Income Plan for the hourly employees whereby the Company will make a contribution of $0.19 per hour for all hours worked into a retirement income plan, with the employees contributing a matching amount. The contribution will increase to $0.20 and $0.22 per all hours worked effective February 19, 1998 and 1999, respectively. The employee matching contribution will increase accordingly.

   The Company's combined matching contributions for the 401(k)
Plan and Retirement Income Plan were approximately $72, for the 34 weeks ended December 26, 1997.

11.  Commitments and Contingencies

   The Company has been party to ongoing litigation with Wayne K.
Pfaff and an affiliated corporation regarding alleged patent infringement.

   In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. Certain other Claims of the patent were not an issue in that case, and their validity was not decided by the court, because Pfaff did not allege that products of Wells infringed such Claims. In March, 1998, the United States Supreme Court accepted an appeal on that case. Unless overturned, the Court of Appeals decision as to the invalidity of such Claims of the Pfaff Leadless Patent will be binding.

   The Company believes, based on the advice of counsel, that the Company has meritorious defenses against any allegations of infringement under the Pfaff Patents, and, if necessary, the Company will vigorously litigate their positions. There can be no assurance, however, that the Company will prevail in any pending or future litigation, and a final court determination that the Company has infringed the Pfaff Leadless Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that the Company pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.


 12.  Segment and Geographic Information

   The Company operates in the integrated circuit connector industry which is a single industrial segment. There were three customers who accounted for approximately 30%, 12% and 11% of the Company's sales during the 34 weeks ended December 26, 1997. The Company had no other single customer with sales greater than 10% of total sales.

   Sales between geographic areas are at cost plus approximately
50% mark-up. The Company has significant operations in foreign countries. Information regarding operations by geographic area for the 34 weeks ended December 26, 1997 is as follows:

                                     USA       FAR EAST
          Net sales............    $16,402      $12,866
          Operating income.....      6,701        4,883
          Identifiable assets..     19,573        7,319


13.  Summarized Quarterly Financial Data (unaudited) for the:

                          Three Months Ended     Two Months
                         --------------------       Ended
                         August 2  November 1      July 29
                         --------  ----------    ----------
Fiscal 1998
-----------
  Net Sales........      $13,059    $ 9,675        $ 6,500
  Gross Profit.....        8,207      6,414          4,027
  Net Income (loss)        3,308      2,629           (725)



































ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING
AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   For information with respect to the Executive Officers of the Company, see "Executive Officers of the Registrant" at the end of
Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" in the Proxy Statement for the PCD Inc. 1998 Annual Shareholders'
Meeting, which portion of the Proxy Statement hereby is incorporated by reference.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors, and persons owning ten percent or more of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of all equity and derivative securities of the Company with the Securities and Exchange Commission ("SEC").
SEC regulations also require that a copy of all such Section
16(a) forms filed must be furnished to the Company by such officers, directors and shareholders.

   Based solely on a review of the copies of such forms and amendments thereto received by the Corporation, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its officers, directors and shareholders were met with the exception of a report covering one transaction that was filed late. Mr. Mullin's Section 16(a) filing on Form 3 was inadvertently filed three days late. The late filing was made promptly upon discovery of the oversight.

ITEM 11. EXECUTIVE COMPENSATION

   The information contained under the caption "EXECUTIVE
COMPENSATION" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained under the caption "SECURITY
OWNERSHIP OF MANAGEMENT" and "PRINCIPAL STOCKHOLDERS" in the 1998
Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain
Relationships and Related Transactions" in the 1998 Proxy
Statement is incorporated herein by reference.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as a part of the Form 10-K Report


  1) Financial Statements

     PCD INC.
       December 31, 1997 and 1996
       Report of Independent Accountants
       Consolidated Balance Sheets as of December 31, 1997 and 1996
       Consolidated Statements of Operations for the years ended December 31,
        1997, 1996 and 1995
       Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1997, 1996 and 1995.
       Consolidated Statements of Cash Flows for the years ended December 31,
        1997, 1996 and 1995
       Notes to Consolidated Financial Statements

     WELLS ELECTRONICS, INC.
       MAY 3, 1997 and APRIL 27, 1996
       Independent Auditors' Report
       Consolidated Balance Sheets as of May 3, 1997 and April 27, 1996
       Consolidated Statements of Income for the 53 weeks ended May 3, 1997, the 48 weeks ended April 27, 1996 and 52 weeks ended June 3, 1995
       Consolidated Statements of Shareholder's Equity for the 53 weeks ended
        May 3, 1997, 48 weeks ended April 27, 1996 and 52 weeks ended June 3,
        1995
       Consolidated Statements of Cash Flows for the 53 weeks ended May 3,
        1997, 48 weeks ended April 27, 1996 and 52 weeks ended June 3, 1995
       Notes to Consolidated Financial Statements

     WELLS ELECTRONICS, INC.
       DECEMBER 26, 1997
       Independent Auditors' Report
       Consolidated Balance Sheets as of December 26, 1997 and
        December 31, 1996 (Unaudited)
       Consolidated Statements of Income for the 34 weeks ended December 26,
        1997 and 35 weeks ended December 31, 1996 (Unaudited)
       Consolidated Statements of Shareholder's Equity for the 34 weeks ended December 26, 1997
       Consolidated Statements of Cash Flows for the 34 weeks ended December
        26, 1997 and the 35 weeks ended December 31, 1996 (Unaudited)
       Notes to Consolidated Financial Statements




  2) Financial Statement Schedules

     All financial statements and schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

  3) Listing of Exhibits

      Exhibit
       Number                                 Description of Document
      -------      -----------------------------------------------------------------------------
       2.1(F4)     Share Purchase Agreement  among UL America, Inc., Wells Electronics, Inc.
                    and PCD Inc. dated as of November 17, 1997.
       2.2(F4)     Undertaking to Furnish Copies of Omitted Schedules to Share Purchase
                    Agreement dated as of November 17, 1997.
       3.1(F1)     Restated Article of Organization of Registrant effective March 22, 1996.
       3.2(F1)     By-Laws of the Registrant, as amended, effective April 1, 1996.
       4.1(F1)     Articles 3, 4, 5 and 6 of the Restated Articles of Organization of Registrant
                    (included in Exhibit 3.1).
       4.2(F1)     Specimen Stock Certificate.
       10.1(F4)    Loan Agreement between PCD Inc. and Fleet National Bank dated as of December
                    26, 1997.
       10.2(F4)    Unlimited Guaranty from Wells Electronics, Inc. to Fleet National Bank dated as of December 26, 1997.
       10.3(F4)    Security Agreement between PCD Inc. and Fleet National Bank dated as of
                    December 26, 1997.
       10.4(F4)    Security Agreement between Wells Electronics, Inc. and Fleet National Bank dated as of December 26, 1997.
       10.5(F4)    Stock Pledge Agreement between PCD Inc. and Fleet National Bank dated as of
                    December 26, 1997.
       10.6(F4)    Stock Pledge Agreement between Wells Electronics, Inc. and Fleet National Bank dated as of December 26, 1997.
       10.7(F4)    Conditional Patent Assignment from PCD Inc. to Fleet National Bank dated as of
                    December 26, 1997.
       10.8(F4)    Conditional Patent Assignment from Wells Electronics, Inc. to Fleet National
                    Bank dated as of December 26, 1997.
       10.9(F4)    Conditional Patent Assignment from Wells Japan Kabushiki Kaisha to Fleet
                    National Bank dated as of December 26, 1997.
       10.10(F4)   Conditional Trademark Collateral Assignment from PCD Inc. to Fleet National
                    Bank dated as of December 26, 1997.
       10.11(F4)   Conditional Trademark Collateral Assignment from Wells Electronics, Inc. to
                    Fleet National Bank dated as of December 26, 1997.
       10.12(F4)   Collateral Assignment of Contracts, Leases, Licenses and Permits from PCD Inc.
                    to Fleet National Bank dated as of December 26, 1997.
       10.13(F4)   Collateral Assignment of Contracts, Leases, Licenses and Permits from Wells
                    Electronics, Inc. to Fleet National Bank dated as of December 26, 1997.
       10.14(F4)   Undertaking to Furnish Copies of Omitted Exhibits and Schedules to Loan
                    Agreement and Related Documents dated as of December 26, 1997.
       10.15(F4)   Subordinated Debenture and Warrant Purchase Agreement between PCD Inc. and
                    Emerson Electric Co. dated as of December 26, 1997.
       10.16(F4)   Subordinated Debenture issued to Emerson Electric Co. dated December 26, 1997.
       10.17(F4)   Common Stock Purchase Warrant issued to Emerson Electric Co. dated December
                    26, 1997.
       10.18(F4)   Registration Rights Agreement between PCD Inc. and Emerson Electric Co. dated as of December 26, 1997.
       10.19(F4)   Subordination Agreement  among PCD Inc., Emerson Electric Co. and Fleet
                    National Bank dated as of December 26, 1997.
       10.20(F4)   Undertaking to Furnish Copies of Omitted Exhibits to Subordinated Debenture
                    and Warrant Purchase Agreement dated as of December 26, 1997.
       10.21(F1)   Lease dated June 29, 1987, between Centennial Park Associates Realty Trust II and the Company premises located at Two Technology Drive, Centennial Park,
                    Peabody, Massachusetts.
       10.22(F5)   Second Amendment to lease agreement dated July 15, 1993, between Centennial
                    Park Associates Partnership III and the Company.
       10.23(F2)   Third amendment to lease agreement dated as of June 25, 1996, between the
                    Company and Cent Associates Limited Partnership III.

       10.24(F1)   Lease dated May 1995, between CMD Southwest Four and CTi Technologies, Inc., for premises to 2102 W. Quail Avenue, Phoenix, Arizona.
       10.25(F5)   Lease dated September 21, 1995, between Blackthorn Area Partners and Wells
                    Electronics, Inc. for premises located at 52940 Olive Road, South Bend,
                    Indiana.
       10.26(F5)   Amendment dated May 16, 1997 to Lease dated September 21, 1995, between
                    Blackthorn Area Partners and Wells Electronics, Inc. for premises located at
                    52940 Olive Road, South Bend, Indiana.
       10.27(F5)   Sublease dated October 10, 1992, between Daiwa House Kogya Co., Ltd and Wells
                    Japan, Ltd. for premises located at Paleana Building 2-2-15, Shin-Yokohoma,
                    Kohuku-Ku, Yokohoma, Japan (English translation).
       10.28(F5)   Lease dated September 25, 1997, between United Building and Leasing
                    Corporation and Wells Electronics, Inc. for premises located at 421 Amity
                    Road, Swatara, Pennsylvania.
       10.29(F1)   Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
       10.30(F1)   Registrant's 1996 Stock Option Plan.
       10.31(F1)   Registrant's 1996 Eligible Directors Stock Plan.
       10.32(F3)   Form of option agreements for the 1996 Stock Plan.
       10.33(F3)   Form of option agreements for the 1996 Eligible Directors Stock Plan.
       10.34(F1)   April 2, 1985 Stock Purchase Agreement and Amendment to Stock Purchase
                    Agreement dated March 31, 1983.
       10.35(F5)   Collective Bargaining Agreement between Wells Electronics, Inc. and Local
                    Union 1392, International Brotherhood of Electrical Workers, dated February
                    19,1997.
       10.36(F1)   Letter of Agreement dated September 18, 1995, between International
                    Assemblers, Inc. and CTi Technologies, Inc.
       10.37(F5)   Letter Agreement with Richard J. Mullin, effective December 26, 1997.
       10.38(F5)   Management Incentive Plan.
       11.1(F5)    Statement re computation of per share earnings.
       21.1(F5)    Subsidiaries of the Registrant.
       23.1        Consent of Coopers and Lybrand L.L.P., independent accountants.
       23.2        Consent of KPMG Peat Marwick LLP, independent accountants.
       27.1        Financial Data Schedule for the year ended December 31, 1997.
       27.2        Financial Data Schedule for the quarter ended September 27, 1997 (restated).
       27.3        Financial Data Schedule for the quarter ended June 28, 1997 (restated).
       27.4        Financial Data Schedule for the quarter ended March 29, 1997 (restated).
       27.5        Financial Data Schedule for the year ended December 31, 1996 (restated).
       27.6        Financial Data Schedule for the quarter ended September 28, 1996 (restated).
       27.7        Financial Data Schedule for the quarter ended June 29, 1996 (restated).
       27.8        Financial Data Schedule for the quarter ended March 30, 1996 (restated).
       99.1(F4)    Press Release of PCD Inc. dated December 29, 1997.
-----------

(F1) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no. 333-1266), as filed on February 12, 1996, and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

(F2) A copy has been previously filed with the Company's annual report on Form 10-K (Commission file no. 0-27744), as filed on March 28, 1997, and is incorporated in this document by reference.

(F3) A copy has been previously filed with the Company's quarterly report on Form 10-Q, (Commission file no. 0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(F4) A copy has been previously filed with the Company's current report on Form 8-K, (Commission file no. 0-27744), as filed on January 9, 1998, and as amended on March 11 and 24, 1998 and is incorporated in this document by reference.

(F5) A copy has been previously filed with the Company's registration statement on form S-1 (Registration No. 333-46137), as filed on February 12, 1998, and amended on March 20, 1998, and is incorporated in this document by reference.

   Management Contracts and Compensatory Plans

   Exhibit
    Number     Description of Document
   -------     -----------------------
   10.29(F1)   Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
   10.30(F1)   Registrant's 1996 Stock Option Plan.
   10.31(F1)   Registrant's 1996 Eligible Directors Stock Plan.
   10.32(F2)   Form of option agreements for the 1996 Stock Plan.
   10.33(F2)   Form of option agreements for the 1996 Eligible Directors Stock Plan.
   10.37(F3)   Letter Agreement with Richard J. Mullin, effective December 26, 1997.
   10.38(F3)   Management Incentive Plan.

----------
(F1) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no. 333-1266), as filed on February 12, 1996, and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

(F2) A copy has been previously filed with the Company's quarterly report on Form 10-Q, (Commission file no. 0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(F3) A copy has been previously filed with the Company's registration statement on form S-1 (Registration No. 333-46137), as filed on February 12, 1998, and amended on March 20, 1998, and is incorporated in this document by reference.

B.  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PCD INC.

Dated: March 31, 1998                  By: /s/ John L. Dwight, Jr.
                                           -----------------------------
                                           John L. Dwight, Jr.
                                           Chairman of the Board, President
                                           and
                                           Chief Executive Officer

Dated: March 31, 1998                  By: /s/ Mary L. Mandarino
                                           ----------------------------
                                           Mary L. Mandarino
                                           Vice President - Finance and
                                           Administration, Chief Financial
                                           Officer, and Treasurer (principal
                                           financial and accounting officer)

Dated: March 31, 1998                  By: /s/ Bruce E. Elmblad
                                           ----------------------------
                                           Bruce E. Elmblad
                                           Director

Dated: March 31, 1998                  By: /s/ Harold F. Faught
                                           ----------------------------
                                           Harold F. Faught
                                           Director

Dated: March 31, 1998                  By: /s/ C. Wayne Griffith
                                           ----------------------------
                                           C. Wayne Griffith
                                           Director

Dated: March 31, 1998                  By: /s/ Theodore C. York
                                           ----------------------------
                                           Theodore C. York
                                           Director

                                EXHIBIT INDEX

      Exhibit
       Number                                 Description of Document
      -------      -----------------------------------------------------------------------------
       2.1(F4)     Share Purchase Agreement  among UL America, Inc., Wells Electronics, Inc.
                    and PCD Inc. dated as of November 17, 1997.
       2.2(F4)     Undertaking to Furnish Copies of Omitted Schedules to Share Purchase
                    Agreement dated as of November 17, 1997.
       3.1(F1)     Restated Article of Organization of Registrant effective March 22, 1996.
       3.2(F1)     By-Laws of the Registrant, as amended, effective April 1, 1996.
       4.1(F1)     Articles 3, 4, 5 and 6 of the Restated Articles of Organization of Registrant
                    (included in Exhibit 3.1).
       4.2(F1)     Specimen Stock Certificate.
       10.1(F4)    Loan Agreement between PCD Inc. and Fleet National Bank dated as of December
                    26, 1997.
       10.2(F4)    Unlimited Guaranty from Wells Electronics, Inc. to Fleet National Bank dated as of December 26, 1997.
       10.3(F4)    Security Agreement between PCD Inc. and Fleet National Bank dated as of
                    December 26, 1997.
       10.4(F4)    Security Agreement between Wells Electronics, Inc. and Fleet National Bank dated as of December 26, 1997.
       10.5(F4)    Stock Pledge Agreement between PCD Inc. and Fleet National Bank dated as of
                    December 26, 1997.
       10.6(F4)    Stock Pledge Agreement between Wells Electronics, Inc. and Fleet National Bank dated as of December 26, 1997.
       10.7(F4)    Conditional Patent Assignment from PCD Inc. to Fleet National Bank dated as of
                    December 26, 1997.
       10.8(F4)    Conditional Patent Assignment from Wells Electronics, Inc. to Fleet National
                    Bank dated as of December 26, 1997.
       10.9(F4)    Conditional Patent Assignment from Wells Japan Kabushiki Kaisha to Fleet
                    National Bank dated as of December 26, 1997.
       10.10(F4)   Conditional Trademark Collateral Assignment from PCD Inc. to Fleet National
                    Bank dated as of December 26, 1997.
       10.11(F4)   Conditional Trademark Collateral Assignment from Wells Electronics, Inc. to
                    Fleet National Bank dated as of December 26, 1997.
       10.12(F4)   Collateral Assignment of Contracts, Leases, Licenses and Permits from PCD Inc.
                    to Fleet National Bank dated as of December 26, 1997.
       10.13(F4)   Collateral Assignment of Contracts, Leases, Licenses and Permits from Wells
                    Electronics, Inc. to Fleet National Bank dated as of December 26, 1997.
       10.14(F4)   Undertaking to Furnish Copies of Omitted Exhibits and Schedules to Loan
                    Agreement and Related Documents dated as of December 26, 1997.
       10.15(F4)   Subordinated Debenture and Warrant Purchase Agreement between PCD Inc. and
                    Emerson Electric Co. dated as of December 26, 1997.
       10.16(F4)   Subordinated Debenture issued to Emerson Electric Co. dated December 26, 1997.
       10.17(F4)   Common Stock Purchase Warrant issued to Emerson Electric Co. dated December
                    26, 1997.
       10.18(F4)   Registration Rights Agreement between PCD Inc. and Emerson Electric Co. dated as of December 26, 1997.
       10.19(F4)   Subordination Agreement  among PCD Inc., Emerson Electric Co. and Fleet
                    National Bank dated as of December 26, 1997.
       10.20(F4)   Undertaking to Furnish Copies of Omitted Exhibits to Subordinated Debenture
                    and Warrant Purchase Agreement dated as of December 26, 1997.
       10.21(F1)   Lease dated June 29, 1987, between Centennial Park Associates Realty Trust II and the Company premises located at Two Technology Drive, Centennial Park,
                    Peabody, Massachusetts.
       10.22(F5)   Second Amendment to lease agreement dated July 15, 1993, between Centennial
                    Park Associates Partnership III and the Company.
       10.23(F2)   Third amendment to lease agreement dated as of June 25, 1996, between the
                    Company and Cent Associates Limited Partnership III.
       10.24(F1)   Lease dated May 1995, between CMD Southwest Four and CTi Technologies, Inc., for premises to 2102 W. Quail Avenue, Phoenix, Arizona.
       10.25(F5)   Lease dated September 21, 1995, between Blackthorn Area Partners and Wells
                    Electronics, Inc. for premises located at 52940 Olive Road, South Bend,
                    Indiana.
       10.26(F5)   Amendment dated May 16, 1997 to Lease dated September 21, 1995, between
                    Blackthorn Area Partners and Wells Electronics, Inc. for premises located at
                    52940 Olive Road, South Bend, Indiana

       10.27(F5)   Sublease dated October 10, 1992, between Daiwa House Kogya Co., Ltd and Wells
                    Japan, Ltd. for premises located at Paleana Building 2-2-15, Shin-Yokohoma,
                    Kohuku-Ku, Yokohoma, Japan (English translation).
       10.28(F5)   Lease dated September 25, 1997, between United Building and Leasing
                    Corporation and Wells Electronics, Inc. for premises located at 421 Amity
                    Road, Swatara, Pennsylvania.
       10.29(F1)   Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
       10.30(F1)   Registrant's 1996 Stock Option Plan.
       10.31(F1)   Registrant's 1996 Eligible Directors Stock Plan.
       10.32(F3)   Form of option agreements for the 1996 Stock Plan.
       10.33(F3)   Form of option agreements for the 1996 Eligible Directors Stock Plan.
       10.34(F1)   April 2, 1985 Stock Purchase Agreement and Amendment to Stock Purchase
                    Agreement dated March 31, 1983.
       10.35(F5)   Collective Bargaining Agreement between Wells Electronics, Inc. and Local
                    Union 1392, International Brotherhood of Electrical Workers, dated February
                    19,1997.
       10.36(F1)   Letter of Agreement dated September 18, 1995, between International
                    Assemblers, Inc. and CTi Technologies, Inc.
       10.37(F5)   Letter Agreement with Richard J. Mullin, effective December 26, 1997.
       10.38(F5)   Management Incentive Plan.
       11.1(F5)    Statement re computation of per share earnings.
       21.1(F5)    Subsidiaries of the Registrant.
       23.1        Consent of Coopers and Lybrand L.L.P., independent accountants.
       23.2        Consent of KPMG Peat Marwick LLP, independent accountants.
       27.1        Financial Data Schedule for the year ended December 31, 1997.
       27.2        Financial Data Schedule for the quarter ended September 27, 1997 (restated).
       27.3        Financial Data Schedule for the quarter ended June 28, 1997 (restated).
       27.4        Financial Data Schedule for the quarter ended March 29, 1997 (restated).
       27.5        Financial Data Schedule for the year ended December 31, 1996 (restated).
       27.6        Financial Data Schedule for the quarter ended September 28, 1996 (restated).
       27.7        Financial Data Schedule for the quarter ended June 29, 1996 (restated).
       27.8        Financial Data Schedule for the quarter ended March 30, 1996 (restated).
       99.1(F4)    Press Release of PCD Inc. dated December 29, 1997.
-----------

(F1) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no. 333-1266), as filed on February 12, 1996, and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

(F2) A copy has been previously filed with the Company's annual report on Form 10-K (Commission file no. 0-27744), as filed on March 28, 1997, and is incorporated in this document by reference.

(F3) A copy has been previously filed with the Company's quarterly report on Form 10-Q, (Commission file no. 0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(F4) A copy has been previously filed with the Company's current report on Form 8-K, (Commission file no. 0-27744), as filed on January 9, 1998, and as amended on March 11 and 24, 1998 and is incorporated in this document by reference.

(F5) A copy has been previously filed with the Company's registration statement on form S-1 (Registration No. 333-46137), as filed on February 12, 1998, and amended on March 20, 1998, and is incorporated in this document by reference.








<EXHIBIT>
                                                                EXHIBIT 23.1


                CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statement of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403 and 333-07405) of our report dated February 11, 1998, except information included under the caption Litigation in Note 11, Commitments and Contingencies, as to which the date is March 18, 1998, on our audits of the consolidated financial statements of PCD Inc. as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 which report is included in this Annual Report on Form 10-K.

                                 /s/ Coopers & Lybrand L.L.P


Coopers & Lybrand, L.L.P.
Boston, Massachusetts
March 30, 1998



<EXHIBIT>
                                                                  EXHIBIT 23.2
                      CONSENT OF KPMG PEAT MARWICK LLP


We consent to the incorporation by reference in the Registration Statements of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403 and 333-7405) of our
report dated January 15, 1998, relating to the consolidated balance sheets of. Wells Electronics, Inc. and subsidiaries as of May 3, 1997 and April 27, 1996. and the related consolidated statements of income, shareholder's equity, and. cash flows for the 53 weeks ended May 3, 1997, the 48 weeks ended April 27, 1996 and the 52 weeks ended June 3, 1995, which report appears in the December 31, 1997, annual report on Form 10-K PCD Inc. We also consent to the inclusion of our report dated February 4, 1998 relating to the consolidated balance sheet of Wells Electronics Inc. and subsidiaries as of December 26, 1997 and the related consolidated statements of income, shareholder's equity, and cash flows for the 34 weeks then ended, which report also appears in the December 31, 1997, annual report on Form 10-K PCD Inc.


/s/ KPMG Peat Marwick LLP

Chicago, Illinois
March 10, 1998