Form 10-K/A
period 1997-12-31
PCD INC
filed 1998-04-20
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                            AMENDMENT NO. 1 to

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 1998. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K

                                PART I

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

   The Company has maintained a consistent strategy over the past five years to identify and expand into selected electronic connector markets where it can establish a position of leadership. There are five key elements of the Company's strategy: selection of key markets - market selection has contributed to the compound annual growth in sales of the Company (excluding Wells) of approximately 23.8% since 1993, and, after giving effect to the Wells acquisition, the Company's net sales in 1997, on a pro forma basis, were $71.4 million; total customer solution - the Wells acquisition and the creation of the Control Systems Interconnect division are examples of broadening the Company's product offerings within targeted markets; customer responsiveness/short delivery cycle - the introduction of just-in-time ("JIT") manufacturing, inventory control techniques, and quick-change, in-house production tooling have substantially reduced the Company's delivery lead times; best cost producer - the Company (excluding Wells) has experienced an improvement in gross profit as a percentage of net sales from 33.1% in 1993 to 49.3% in 1997; and penetration of worldwide markets - international sales of the Company (excluding Wells) increased from 7.7% of net sales in 1993 to 35.8% in 1997, and, with the addition of operations of Wells in Europe and Asia, the Company expects that international sales will account for a significant portion of its revenues for the foreseeable future.

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

   CUSTOMER RESPONSIVENESS/SHORT DELIVERY CYCLE: The Company believes that responding quickly to customer needs is a critical competitive factor in the markets in which it participates. Increasing emphasis by customers on time to market with new designs, inventory reduction and shorter, and more frequent production runs has created the need for more responsive, innovative vendors. The Company's introduction of just-in time ("JIT") manufacturing, inventory control techniques and quick-change, in-house production tooling have substantially reduced the Company's delivery lead times enabling the Company to respond more quickly to its customers' needs.

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

   Wells Japan subcontracts all of its product manufacturing and final assembly operations to approximately six Japanese vendors. In calendar year 1997, Wells derived $15.1 million (or approximately 21.1% of the Company's pro forma 1997 revenues)
from Wells Japan.   The Company does not subcontract any other
final product assembly. In addition, the Company subcontracts a portion of its labor-intensive product subassembly to a U.S.- based subcontractor with a manufacturing facility in Mexico. In 1997, the Company derived $2.3 million (or approximately 3.2% of its pro forma 1997 revenues) from products which subassembly was performed by such subcontractor. The Company is not contractually obligated to do business with any subcontractor, could substitute other subcontractors without significant additional cost or delay, and could perform assembly itself if the need were to arise.

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

EMPLOYEES

   As of December 31, 1997, the Company had 362 employees and 18 contract workers. The Company's 380 employees and contract workers include 306 in manufacturing and engineering, 45 in sales and marketing and 29 in administration. Of the Company's U.S. employees, 53 are represented by the International Brotherhood of Electrical Workers, Local 1392. The Company believes that its relations with its employees and their union are good. The current collective bargaining agreement expires on February 18, 2000.


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

   Over the last three years, Wells has employed a similar strategy to that of the Company. From fiscal 1995 (52 weeks ended June 3, 1995), to fiscal 1997 (53 weeks ended May 3, 1997), the net sales of Wells increased from $18.6 million to $27.5 million. With the inclusion of the net sales of Wells, consolidated pro forma net sales and income from operations (before deducting the non-recurring write-off relating to the Wells acquisition of acquired in-process research and development) for the Company totaled $71.4 million and $21.7 million, respectively, in 1997.

   PUBLIC OFFERING

   On February 12, 1998, the Company filed a Registration
Statement on Form S-1 (Registration No. 333-46137)(the
"Registration Statement") with the Securities and Exchange
Commission with respect to the sale of 2,000,000 shares of its Common Stock. The Company amended the Registration
Statement on March 20, 1998 and April 13, 1998.  The Registration
Statement was declared effective by the Securities and Exchange
Commission on April 16, 1998.

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

   In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. The basis for the decision of the Court of Appeals was a finding that the invention covered by the Pfaff Leadless Patent had been "on sale" for more than one year before the filing of the patent application. An invention that has been "on sale" for more than one year before the filing of a patent application may not be patented. Certain other Claims of the patent were not at issue in the Pfaff v. Wells case and their validity was not decided by the Court of Appeals, because Pfaff did not allege that products of Wells infringed such Claims. These other Claims include design elements not incorporated into products of Wells or CTi, including the use of contact pins formed with a pair of parallel blades extending from a common base. The United States Supreme Court has accepted an appeal on the Pfaff v. Wells case, limited to the question of whether the Pfaff Leadless Patent should have been held invalid on the basis of the "on sale" bar if Pfaff's invention was not "fully completed" more than one year before he filed his patent application. The Supreme Court could affirm or reverse the decision of the Court of Appeals. If the Supreme Court affirms the decision of the Court of Appeals, the determination of invalidity of the Claims at issue in the Pfaff v. Wells case will become final. This determination will be binding with respect to such Claims in the CTi v. Pfaff action in the District of Arizona. The reasoning of the Pfaff v. Wells decision, moreover, could support CTi's position that the remaining Claims of that patent are invalid. This conclusion is based on the Company's belief that the invention covered by such remaining Claims was also "on sale" for more than a year before the date of the application of the Pfaff Leadless Patent. If the Supreme Court reverses the decision of the Court of Appeals, the lower courts will then determine the validity of the Claims of the Pfaff Leadless Patent at issue on other grounds and will determine whether the products of Wells infringe on these Claims of the Pfaff Leadless Patent. There can be no assurance that the Court of Appeals decision will not be overturned or that the Company will not be required to engage in further costly litigation regarding the Pfaff Patents.

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

   In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. The basis for the decision of the Court of Appeals was a finding that the invention covered by the Pfaff Leadless Patent had been "on sale" for more than one year before the filing of the patent application. An invention that has been "on sale" for more than one year before the filing of a patent application may not be patented. Certain other Claims of the patent were not at issue in the Pfaff v. Wells case, and their validity was not decided by the Court of Appeals, because Pfaff did not allege that products of Wells infringed such Claims. These other Claims include design elements not incorporated into products of Wells or CTi, including the use of contact pins formed with a pair of parallel blades extending from a common base. The United States Supreme Court has accepted an appeal on the Pfaff v. Wells case, limited to the question of whether the Pfaff Leadless Patent should have been held invalid on the basis of the "on sale" bar if Pfaff's invention was not "fully completed" more than one year before he filed his patent application. The Supreme Court could affirm or reverse the decision of the Court of Appeals. If the Supreme Court affirms the decision of the Court of Appeals, the determination of invalidity of the Claims at issue in the Pfaff v. Wells case will become final. This determination will be binding with respect to such Claims in the CTi v. Pfaff action in the District of Arizona. The reasoning of the Pfaff v. Wells decision, moreover, could support CTi's position that the remaining Claims of that patent are invalid. This conclusion is based on the Company's belief that the invention covered by such remaining Claims was also "on sale" for more than a year before the date of the application of the Pfaff Leadless Patent. If the Supreme Court reverses the decision of the Court of Appeals, the lower courts will then determine the validity of the Claims of the Pfaff Leadless Patent at issue on other grounds and will determine whether the products of Wells infringe on these Claims of the Pfaff Leadless Patent.

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

(F1)  Initial public offering price per share.

      On April 9, 1998, the last reported sale price for the Common Stock on the Nasdaq National Market was $20.00 per share. As of January 31, 1998, there were approximately 800 holders of record of Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

   The following table contains certain selected consolidated financial data for PCD and its subsidiaries (excluding Wells and its subsidiaries, except as noted). The selected consolidated financial data for each of the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's Consolidated Financial Statements, which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The pro forma statement of operations data for the year ended
December 31, 1997 give effect to the Wells acquisition assuming such transaction occurred on January 1, 1997 and have been derived from the Unaudited Pro Forma Condensed Consolidated Statement of Operations included elsewhere in this Prospectus.
The Pro Forma Consolidated Statement of Operations Data are not necessarily indicative of the actual results that would have been achieved had the Wells acquisition occurred at the beginning
1997, nor do they purport to indicate the results of operations of the Company for any future period. The unaudited pro forma Selected Consolidated Financial Data reflect a revised discount attributed to the Emerson Warrant in the amount of $820,000 which has the effect of increasing equity and reducing debt. There is no impact on reported historical net income or total assets. Such changes have not been reflected in the historical financial statements because of immateriality and will be reflected prospectively in the first quarter of 1998. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company and of Wells appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              Year Ended December 31,
                                 -------------------------------------------------------------
                                 Pro Forma
                                 1997(1)(2)   1997(3)     1996       1995       1994      1993
                                      (in thousands, except percentages and per share amounts)
Consolidated Statement of
 Operations Data:
-------------------------
Net sales........................ $ 71,386   $ 29,796   $ 26,857   $ 25,616   $ 15,850  $12,691
Gross profit.....................   41,024     14,676     12,400     12,139      6,016    4,197
Write-off of acquired in-process
 research and development........        -    (44,438)         -          -          -        -
Income (loss) from operations....   21,710    (35,578)     6,955      6,472      2,157      867
Interest income (expense), net...  (12,833)       940        725        112         23        1
Net income (loss) ............... $  4,962   $(22,836)   $ 4,786   $  3,863   $  1,301  $   507
                                  ========   ========   ========   ========   ========  =======
Net income (loss) per share (3):
  Basic.......................... $   0.83   $  (3.83)  $   0.87   $   0.85   $   0.29  $  0.11
                                  ========   ========   ========   ========   ========  =======
  Diluted ....................... $   0.73   $  (3.83)  $   0.76   $   0.75   $   0.29  $  0.11
                                  ========   ========   ========   ========   ========  =======
Weighted average number of common
 and common equivalent shares
 outstanding (4):
  Basic..........................    5,955      5,955      5,478      4,570      4,561     4,561
                                  ========   ========   ========   ========   ========  ========
  Diluted........................    6,769      5,955      6,292      5,184      4,561     4,567
                                  ========   ========   ========   ========   ========  ========

Other Data (5)(6)
-----------------
Depreciation.....................    4,140     1,530       1,389       1,026      985      1,066
Amortization of intangible assets    4,209         -           -           -        -          -

                                                      December 31,
                                    ------------------------------------------------
                                    1997(3)    1996       1995        1994     1993
                                    -------   ------    -------      ------   ------
Consolidated Balance Sheet Data:
--------------------------------
Working capital (deficit).......  $(12,632)  $23,054    $ 7,671     $ 5,089    $4,249
Total assets....................   126,592    32,456     15,929      10,783     8,945
Total debt......................   105,903         -          -           -        37
Stockholders' equity............     8,995    28,706     12,812       8,774     7,473

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

(2) Before deducting the additional interest expense for the value of the exercisable portion of the Emerson Warrant, pro forma net income was approximately $6,762,000, pro forma net income per share - basic was $1.14 (based on a weighted average number of shares outstanding of 5,954,657) and pro form net income per share - diluted was $1.00 (based on a weighted average number of common and common equivalent shares outstanding of 6,769,479).

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

(5) Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $10.4 million, $8.3 million, $7.5 million, $3.1 million, and $1.9 million for 1997, 1996, 1995, 1994 and 1993, respectively. EBITDA includes income from operations before deducting the non-recurring write-off relating to the Wells acquisition for acquired in-process research and development adjusted to exclude depreciation and amortization of intangible assets. EBITDA margin, which was 34.9%, 31.1%, 29.3%, 19.8%, and 15.2% for
     1997, 1996, 1995, 1994, and 1993, respectively, is EBITDA
     reflected as a percentage of net sales. The Company believes that EBITDA and EBITDA margin provide additional information to assist investors in determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP"), is not indicative of operating income or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures reported by other companies.

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



                     WELLS ELECTRONICS, INC.

              SELECTED CONSOLIDATED FINANCIAL DATA

   The following table contains certain selected consolidated financial data for Wells Electronics, Inc. The selected consolidated financial data for each of the periods 34 weeks ended December 26, 1997, 48 weeks ended April 27, 1996, and 52 weeks ended June 3, 1995, have been derived from the Wells Consolidated Financial Statements, which have been audited by KPMG Peat Marwick, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of Wells appearing elsewhere in this Form 10-K.

                                                                               Unaudited
                              34 Weeks    53 Weeks  48 Weeks  52 Weeks  ----------------------
                                Ended       Ended     Ended     Ended   Year Ended  Year Ended
                             December 26,   May 3,  April 27,  June 3,     May 28,     May 29,
                                 1997       1997      1996       1995       1994        1993
                             -----------  --------  --------  --------  ----------  ----------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
----------------------
Net sales....................  $29,268     $27,492   $17,998   $18,579    $12,287     $11,696
Gross profit.................   19,007      14,311     8,727     8,847      3,964       4,370
Income (loss) from operations   11,584       5,553     2,103     1,575       (642)       (944)
Non-operating income, net....      330         783       735        66        154         518
Net income (loss) ...........  $ 6,269     $ 4,367   $ 2,252   $   843    $  (386)    $  (432)
                               =======     =======   =======   =======    =======     =======
Net income (loss) per share(1):
  Basic......................  $801.15     $558.08   $287.80   $107.73    $(49.33)    $(55.21)
                               =======     =======   =======   =======    =======     =======
  Diluted....................  $801.15     $558.08   $287.80   $107.73    $(49.33)    $(55.21)
                               =======     =======   =======   =======    =======     =======
Weighted average number of common
 and common equivalent shares:
  Basic......................    7,825       7,825     7,825     7,825      7,825       7,825
                               =======     =======   =======   =======    =======     =======
  Diluted....................    7,825       7,825     7,825     7,825      7,825       7,825
                               =======     =======   =======   =======    =======     =======

                            December 26,    May 3,  April 27,  June 3,    May 28,     May 29,
                                1997         1997     1996      1995       1994        1993
                            ------------   -------  ---------  -------    -------     -------
CONSOLIDATED
 BALANCE SHEET DATA:
Working capital (deficit).... $   757      $ 2,085   $ 2,679   $ 1,547    $ 1,860     $  (279)
Total assets.................  27,542       30,785    13,913    11,494      8,629       8,743
Total debt...................      18          268     2,611     1,699      1,458       1,301
Stockholders' equity.........  13,841       18,641     6,333     4,354      2,884       3,273

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

   The accompanying Unaudited Pro Forma Condensed Consolidated Statement of Operations should be read in conjunction with the historical financial statements and related notes thereto for PCD and for Wells that appear elsewhere in this Form 10-K. The unaudited pro forma Condensed Consolidated Statement of Operations reflects a revised discount attributed to the Emerson Warrant in the amount of $820,000 which has the effect of increasing equity and reducing debt. There is no impact on reported historical net income or total assets. Such changes have not been reflected in the historical financial statements because of immateriality and will be reflected prospectively in the first quarter of 1998.

      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         Year Ended December 31, 1997
                   (in thousands, except per share amounts)

                               PCD       Wells      Pro Forma      Pro Forma
                             Dec 31,    Dec 31,    Adjustments    Combined(1)
                             -------    -------    -----------    -----------
Net sales..................  $ 29,796    $41,590                     $71,386
Cost of sales..............    15,120     15,242                      30,362
                             --------    -------      --------       -------
  Gross profit.............    14,676     26,348                      41,024
Operating expenses,
 excluding amortization....     5,816      9,289                      15,105
Write -off of acquired
 in process research and
 development...............    44,438          -      $(44,438)(2)
Amortization of acquired
 intangible assets.........         -        484         3,725(3)      4,209
                             --------    -------      --------       -------
Income (loss)
 from operations...........   (35,578)    16,575        40,713        21,710
Interest and other income..     1,167                   (1,067)(4)       100
Interest expense...........      (227)        (8)      (12,698)      (12,933)
                             --------    -------      --------       -------
Income (loss) before
 provisions for
 income taxes..............   (34,638)    16,567        26,948         8,877
Provisions (benefit) for
 income taxes..............   (11,802)     7,157         8,560         3,915
                             --------    -------      --------       -------
Net income (loss) before
 non-recurring item and
 extraordinary loss........  $(22,836)   $ 9,410      $ 18,388       $ 4,962
                             ========    =======      ========       =======
Net income (loss) per share:
  Basic....................  $  (3.83)                               $  0.83
                             ========                                =======
  Diluted..................  $  (3.83)                               $  0.73
                             ========                                =======

Weighted average number of
 common and common
 equivalent shares
 outstanding:
  Basic....................     5,955                                  5,955
                             ========                                =======
  Diluted..................     5,955                                  6,769
                             ========                                =======

----------

 (1) Before deducting the additional interest expense for the value of the exercisable portion of the Emerson Warrant, pro forma net income combined was approximately $6,762,000, pro forma net income combined per share-basic was $1.14 (based on a weighted average number of shares outstanding of 5,954,657) and pro forma net income combined per share-diluted was $1.00 (based on a weighted average number of common and common equivalent shares outstanding of 6,769,479).

 (2) Reflects the elimination of non-recurring acquired in-process research and development relating to the Wells acquisition so that the pro forma combined statement of operations includes only recurring costs.

 (3) Includes amortization of intangible assets as a result of the Wells acquisition consisting of 20 years for goodwill, trademarks and trade names and 6 years for patented technologies to reflect a full year's charge.

 (4) Represents a reduction of interest income as a result of utilizing cash and cash equivalents for the Wells acquisition.

 (5) Includes interest expense on debt issued to finance the Wells acquisition, at an assumed weighted average rate of 8.96% for the Senior Credit Facility and at 10% for the subordinated debenture and additional interest expense of $3.0 million representing the interest expense of the exercisable portion of the Emerson Warrant. A 1/8 percent change in the interest rate of the Senior Credit Facility results in a change of $103,750.

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

----------


WELLS ACQUISITION

   On December 26, 1997, the Company purchased Wells (the "Wells acquisition"). The acquisition significantly expanded the Company's product offerings in the IC package interconnect category and added principal facilities in South Bend, Indiana and Yokohama, Japan, as well as technical support operations in Regensburg, Germany and Penang, Malaysia, sales offices in San
Jose, California; Northhampton, England; Seoul, South Korea and
Singapore, and a stamping facility in Harrisburg (Swatara), Pennsylvania. In combining the existing IC package interconnect business of PCD with that of Wells, the Company now supports complete design, development, manufacturing and marketing of test and burn-in sockets in two of the world's largest IC package interconnect markets: the United States and Japan. Wells was acquired for access to its burn-in technology and customer base.
The purchase price for Wells was $130 million in cash and the Company incurred approximately $1.2 million in acquisition related costs resulting in a total purchase price of approximately $131.2 million. The acquisition is being accounted for as a purchase in accordance with APB Opinion No. 16. The purchase price was allocated to acquired net tangible assets
($11.5 million), patented technologies ($3.1 million), trade names/trademarks ($10.4 million), in-process research and development ($44.4 million) and goodwill ($61.7 million).

   The goodwill and trade names have estimated useful lives of 20 years based on Wells' long-term established position in the industry. Wells is an established product developer and manufacturer with over 40 years of manufacturing experience and 20-year presence in the IC package market. The ability of Wells to compete in the IC package industry is in part derived from its reputation, worldwide locations, and the associated trade name it has developed over the past several decades. Wells, through its close working relationships with its customers, has demonstrated an ability to respond to the evolving product packaging demands and corresponding technological requirements. In the IC package industry, new product development is often linked with customers' packaging requirements. Close interaction between Wells and the customers' engineering staff allows Wells to effectively respond to needs for product designs.

   The Company has utilized the income approach for valuation, which values an asset on future cash flows that accrue to the owner of the asset. Specifically, the Company used the "relief from royalty" approach to the valuation of acquired patented technologies, trademarks and trade names. For patented technologies, there are generally no additional investments required to achieve economic benefits for these assets which represent specific, discrete intangibles that are in demand in the marketplace as reflected by the royalties that they can command.
Thus, it is common practice in the valuation of patented technologies to use the relief from royalty approach, an adaptation of the income approach, based on a future stream of hypothetical after-tax royalty payments based on market derived royalty rates. For the valuation of the patented technologies acquired from Wells, the Company used royalty rates ranging from 1 to 4 percent with the relief from royalty methodology. This range reflects market-based royalty rates as estimated by the Company.
The cash flows reflect after-tax royalty expense that does not need to be incurred due to the Company's ownership of the patented technologies.

   For the valuation of in-process research and development
("IPR&D"), the Company has applied an income approach. IPR&D programs typically apply a broad array of a firm's proprietary know-how, development skills and trade secrets as well as patented technologies. For proprietary unpatented technologies, there may be no observable market-based royalty rates that could be considered so that a relief from royalty approach can be utilized for valuation. Thus, the methodology that is typically used for valuing IPR&D is the income or discounted cash flow approach. In effect, an IPR&D program is considered to be a stand-alone
"business" that, assuming technological feasibility is reached, will generate future revenues and profits. The income approach considers that in order to achieve these revenues and profits, interim development and testing costs must be borne and capital investments made. The income approach reflects both of these requirements in valuing an IPR&D program by computing the specific net cash inflows and outflows directly attributable to such program. These considerations necessitate the income approach that the Company has used in its valuation of IPR&D. The income approach also incorporates higher discount rates (applied to future cash flows) than those used in the valuation of the patented technologies. These higher discount rates reflect the relative riskiness of each particular IPR&D program. The IPR&D programs represent potential new technologies that are expected to achieve higher margins and facilitate broader product offerings.

   The patented technologies reflect the products built upon established technology, with an average remaining economic life of six years. The Company believes that a shorter economic life for the acquired technology assets versus the lives of the goodwill and trade names is appropriate given the changing technological needs of its customers. Continued application of these patented technologies is expected to result in next generation products and platforms.

   Approximately $44.4 million of the purchase price premium was written off as acquired IPR&D with no alternative future use as a non-recurring write-off charged to operations at the acquisition date. The acquired IPR&D relates to in-process burn-in socket designs and manufacturing process for the next generation high density IC packaging, involving a number of projects in various package types. More specifically, there are six projects for dual-sided surface mount ("SO") packages, six for chip scale packages ("CSP"), three for lan grid array ("LGA"), two for ball grid array ("BGA"), two for test sockets and one for a miscellaneous package. The aggregate completion costs for these IPR&D programs are expected to be approximately $3.7 million. The
Company intends to further develop the IPR&D projects and expects either successful completion or abandonment of the projects within

24 months of the acquisition. Among these projects, the Company believes that the greatest risk of failure to achieve successful completion relates to the LGA package, followed by the SO and CSP packages. The Company recognizes that the development of the IPR&D involves certain risks such as failure of one or more of the critical technologies to function according to specifications or customer rejection, which may prevent these projects from reaching technological feasibility. The Company expects the economic lives of the IPR&D projects to range from five to eight years, if technological feasibility is reached. The SO packages are expected to have the shortest economic lives, approximately five years, while the CSP packages are expected to have the longest economic lives, approximately eight years. Failure to successfully develop the IPR&D projects would negatively impact the Company's future performance and its ability to compete in the burn-in socket market.

   Wells has not had significant historical research and development expense due to highly focused and customer driven product development that generally related to a specific product or next generation platforms. Often, successful projects are able to be commercialized into major product lines, as demonstrated by recent sales results. Wells is in the process of developing significant next generation product programs with major customers.

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

   The gross profit margin for PCD (excluding Wells) for the year ended December 31, 1997 was 49.3%. The gross profit margin for Wells for the fiscal year ended May 3, 1997 was 52.1%. The gross profit margin for Wells for the 12 months ended December 31, 1997 was 63.4%. The difference in gross profit margin between PCD's and Wells' historical results are related to the different markets that PCD serves versus Wells and the rapid escalation of net sales volume that Wells experienced during the above referenced periods. Operating expenses (excluding a write-off of acquired in-process research and development expense relating to the Wells acquisition) for PCD (excluding Wells) for the year ended December 31, 1997 was 19.5%. Operating expenses for Wells for fiscal 1997 was 31.9%. Operating expenses for Wells for the 12 months ended December 31, 1997 was 23.5%. The difference in operating expenses between PCD's and Wells' historical results are related to the costs associated with the sales and technical support facilities established by Wells to support the growing international markets for IC package interconnect sockets. Wells maintained an overall effective tax rate equal to 31.1% for the period ended May 3, 1997 compared to a 34.1% overall effective tax rate provided by PCD for the year ended December 31, 1997.
The difference was due primarily to a rate benefit taken by Wells with respect to a reduction in the valuation allowance, as well as differing effective state tax rates.


RESULTS OF OPERATIONS

   The following table sets forth certain Consolidated Statements of Income data and other data as a percentage of net sales for the periods indicated. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the Company (excluding Wells) and for Wells that appear elsewhere in this Form 10-K.

                                    Year Ended December 31,
                               ---------------------------------
                               Pro Forma
                                 1997(1) 1997(2)   1996    1995
                               --------- -------  ------  ------
Net sales.....................   100.0%   100.0%  100.0%  100.0%
Gross profit..................    57.5     49.3    46.2    47.4
Write-off of acquired
 in-process research
 and development..............       -   (149.1)      -       -
Income (loss) from operations.    30.4   (119.4)   25.9    25.3
Interest income (expense), net   (18.0)     3.2     2.7     0.4
Net income (loss) ............     7.0    (76.6)   17.8    15.1
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

   WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT.
The non-recurring write-off of approximately $44.0 million of acquired in-process research and development was recorded in connection with the Wells acquisition. The amount of in-process research and development was determined by identifying product development projects at Wells that were based on technologies that were considered incomplete or in-process. The remaining goodwill and purchased intangibles will be amortized over 6 to 20 years, which will increase operating expenses by approximately
$4.2 million per year. PCD selected a 20 year life for goodwill and intangibles based on connector industry norms and the wide array of technologies, services and capabilities required to successfully compete in the burn-in market. Wells is an established manufacturer in this market with over 20 years experience.

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

   GROSS PROFIT. Gross profit increased 2.2% to $12.4 million for 1996 from $12.1 million for 1995. As a percentage of net sales, gross margin decreased from 47.4% in 1995 to 46.2% for 1996. This decrease in gross margin was attributable to a shift in product mix from IC packaging interconnects to industrial interconnects and avionics terminal blocks and sockets and a one-time expense for a design change to a nonstandard product in the IC package interconnect category. This decline was partially offset by increased manufacturing and labor efficiencies resulting from higher sales volume and the best cost producer program.

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

   In December 1997, the Company obtained a Senior Credit
Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. The Senior Credit Facility is secured by all of the assets of the Company. In conjunction with the Senior
Credit Facility, PCD and Wells each entered into a stock pledge agreement with Fleet and the other lenders pledging all or substantially all of the stock of the subsidiaries of PCD and Wells. Each of PCD, Wells and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets with Fleet and other lenders.
Interest on loans outstanding under the Senior Credit Facility is, at the Company's election, payable at either (i) the higher of the lender's base rate, or a rate equal to 1/2 of 1% per annum above the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers plus between 25 and 200 basis points based on the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or (ii) a periodic fixed rate equal to Libor plus between 150 and 325 basis points based on the ratio of senior indebtedness to EBITDA. In addition, the Company obtained $25 million in subordinated debt financing from Emerson Electric Co. ("Emerson") pursuant to a Subordinated Debenture (the "Debenture") issued to Emerson. Interest on the Debenture is 10% per annum plus the issuance of the Emerson Warrant which is exercisable for 525,000 shares of Common Stock of the Company, as follows: (i) the Emerson Warrant is currently exercisable for 150,000 shares of common stock; (ii) if the principal of and accrued interest and costs and expenses under the Debenture have not been paid in full at the close of business on December 31, 1998, the Emerson
Warrant shall be exercisable for an additional 225,000 shares of Common Stock; and (iii) if the principal of and accrued interest and costs and expenses under the Debenture have not been paid in full at the close of business on December 31, 1999, the Emerson
Warrant shall be exercisable for an additional 150,000 shares of Common Stock. The combined effective interest rate for the Debenture, the exercisable portion of the Emerson Warrant and the prepayment penalty is 55.2% as the Debenture is expected to be repaid approximately four months after the date of issuance. The individual components of this effective interest rate are (i) 10% per annum direct interest expense; (ii) 35.4% effective interest expense associated with the value of the Emerson Warrant; and
(iii) 9.8% of effective interest expense due to prepayment penalties. Prepayment of the principal amount under the Debenture is subject to a penalty, due at the time of prepayment, as follows: (i) for the period beginning on December 26, 1997 and ending June 30, 1998, an amount equal to 3.25% of the principal sum prepaid; (ii) for the period beginning July 1, 1998 and ending
September 30, 1998, an amount equal to 6.5% of the principal sum prepaid; and (iii) for the period beginning October 1, 1998 and ending December 31, 1998, an amount equal to 9.75% of the principal sum prepaid. The Debenture is convertible into Common
Stock of the Company, at Emerson's election, upon the occurrence of an Event of Default. The Events of Default under the Debenture are (i) insolvency; (ii) default under the Senior Credit Facility;
(iii) a payment default on the Debenture which default is not cured within 10 business days; (iv) a material breach by the Company of any representations or warranties or failure to comply with covenants or agreements contained in the agreements with

Emerson which breach is not cured within 30 days; and (v) an undischarged or unstayed judgment against the Company for an amount in excess of $1 million. The Senior Credit Facility will terminate over a period of six to seven years. The Company expects to use the net proceeds from this offering to repay (i) 100% of the Debenture held by Emerson and (ii) a portion of the outstanding balance on the Senior Credit Facility.

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



/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 11, 1998, except information included under the caption
Litigation in Note 11, Commitments and Contingencies, as to which the date is April 13, 1998.




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
                                                         ======== =======

        The accompanying notes are an integral part of the consolidated financial statement

                              PCD Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)



                                                  Years ended December 31,
                                               -----------------------------
                                                 1997       1996      1995
                                               --------   --------  --------
Net sales.....................................  $29,796    $26,857   $25,616
Cost of sales.................................   15,120     14,457    13,477
                                               --------    -------   -------
Gross profit..................................   14,676     12,400    12,139
Operating expenses............................    5,816      5,445     5,667
Acquired in-process research and development..   44,438          -         -
                                               --------    -------   -------
Income (loss) from operations.................  (35,578)     6,955     6,472
Interest and other income.....................    1,167        734       125
Interest expense..............................     (227)        (9)      (13)
                                               --------    -------   -------
Income before income taxes....................  (34,638)     7,680     6,584
Provision for (benefit) income taxes..........  (11,802)     2,895     2,721
                                               --------    -------   -------
Net income (loss)............................. $(22,836)   $ 4,785   $ 3,863
                                               ========    =======   =======
Net income (loss) per share:
  Basic....................................... $  (3.83)   $  0.87   $  0.85
                                               ========    =======   =======
  Diluted..................................... $  (3.83)   $  0.76   $  0.75
                                               ========    =======   =======
Weighted average number of common and common
 equivalent shares outstanding:
  Basic.......................................    5,955      5,478     4,570
                                               ========    =======   =======
  Diluted.....................................    5,955      6,292     5,184
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

         The accompanying notes are an integral part of the consolidated financial statement

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
                                                    ======= =======  ======

         The accompanying notes are an integral part of the consolidated financial statement

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

                                                Net Income          Per Share
                                                  (Loss)     Shares    Amount
                                              ----------- --------- -------
For the year ended December 31, 1997
 Basic and diluted loss...................... $(22,836,000) 5,954,657 $(3.83)
                                              ============  ========= ======
For the year ended December 31, 1996
 Basic earnings.............................. $  4,785,000  5,478,330 $ 0.87
 Assumed exercise of options (treasury method)           -    813,523      -
                                              ------------  --------- ------
  Diluted earnings........................... $  4,785,000  6,291,853 $ 0.76
                                              ============  ========= ======
For the year ended December 31, 1995
 Basic earnings.............................. $  3,863,000  4,570,032 $ 0.85
 Assumed exercise of options (treasury method)           -    613,667      -
                                              ------------  --------- ------
 Diluted earnings............................ $  3,863,000  5,183,699 $ 0.75
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

   Intangible Assets

   Intangible assets are accounted for in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Intangible assets are stated at cost and are amortized using the straight-line method. Loan acquisition fees are amortized over the life of the applicable indebtedness. Trademarks and trade names are amortized over their estimated remaining economic lives of 20 years, consistent with industry norms. Patented technologies are amortized over their estimated remaining economic lives of 6 years.

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

   In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. Acquired intangible assets consist of trade names and trademarks and patented technologies valued at approximately $10.4 million and $3.1 million, respectively. A portion of the purchase price was allocated to these intangible assets using a risk adjusted discounted cash flow approach. These intangibles are being amortized over their estimated remaining economic lives of 6 and 20 years, respectively. Additionally, a portion of the purchase price was allocated to purchased research and development projects that were identified as having no alternative future value and had not yet reached technological feasibility. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued under a risk adjusted cash flow model, under which future cash flows were discounted taking into consideration risks relating to existing and future markets. This analysis resulted in an allocation of approximately $44 million to acquired in-process research and development expense. This amount was charged to operations at the acquisition date. A final allocation of the purchase price will be completed in 1998 based on determination of the final purchase price. The purchase price is subject to adjustment by the amount, if any, by which the net worth, with certain adjustments, of Wells as of the closing date, as agreed to by the Company and the seller, is less than or more than the corresponding net worth as of September 30, 1997. The adjustment is expected to be favorable to the Company, but is not expected to be material. The final allocation is not expected to differ materially from amounts previously reported.

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


   Pro forma operating results for years ended 1997 and 1996 include costs of $4.0 million of amortization of goodwill and acquired intangible assets and $10.0 million of interest expense.
Approximately $44.4 million of expense related to the acquired in-process research and development is excluded from both 1997 and 1996.

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
                                             =======   ======

6.  INTANGIBLE ASSETS AND GOODWILL:

   Goodwill is accounted for in accordance with APB 17, Intangible Assets. The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is stated at cost and amortized on a straight line basis over the estimated future periods to be benefited, which is currently 20 years. The Company's policy is to assess the goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates. An impairment loss would be recorded in the period such determination is made based on the undiscounted cash flows of the related businesses. No impairment losses have been recognized in any of the periods presented. Intangible assets are amortized on a straight-line basis, based on their estimated remaining economic lives, as follows:

                                                               Estimated
                                                               Remaining
                                              Balance           Economic
                                         December 31, 1997       Life
                                         -----------------     ---------
                                           (In thousands)
          Patented technology..........      $ 3,155               6 years
          Tradenames/trademarks........       10,384              20 years
          Goodwill.....................       61,718              20 years

7.  ACCRUED LIABILITIES:

   Accrued liabilities consisted of the following at December 31:

                                               1997     1996
                                              ------   ------
                                               (in thousands)
            Compensation and benefits.....    $2,210   $  760
            Professional fees.............       846    1,002
            Income taxes payable..........     2,604      730
            Other.........................     1,784      631
                                              ------   ------
            Total.........................    $7,444   $3,123
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
                                                       -------
                                                       $70,000
                                                       =======

9.  SUBORDINATED DEBENTURE:

   On December 26, 1997, the Company entered into a Subordinated Debenture ("Debenture") and Warrant Purchase Agreement ("Purchase Agreement") with Emerson Electric Co. ("Emerson"), the Company's largest stockholder. Pursuant to the Purchase Agreement, the Company issued to Emerson a Debenture with a principal amount of

$25 million at an annual rate of interest of 10% and a Common Stock Purchase Warrant (the "Emerson Warrant") for the purchase of up to 525,000 shares of PCD Common Stock at a purchase price of $1.00 per share. The combined effective interest rate for the Debenture, the exercisable portion of the Emerson Warrant and the prepayment penalty is 45.4% as the Debenture is expected to be repaid approximately four months after the date of issuance. The individual components of this effective interest rate are (i) 10% per annum direct interest expense, (ii) 25.6% effective interest expense associated with the value of the Emerson Warrant; and
(iii) 9.8% of effective interest expense due to prepayment penalties. The Emerson Warrant is initially exercisable for 150,000 shares of Common Stock. If the principal and interest on the Debenture have not been paid in full as of December 31, 1998, the Emerson Warrant becomes exercisable for an additional 225,000 shares. If the principal and accrued interest on the Debenture have not been paid in full as of December 31, 1999, the Emerson Warrant becomes exercisable for the remaining 150,000 additional shares. Prepayment of the principal amount under the Debenture is subject to a penalty, due at the time of prepayment, as follows:
(i) for the period beginning December 26, 1997 and ending June 30, 1998, an amount equal to 3.25% of the principal sum prepaid; (ii) for the period beginning July 1, 1998 and ending September 30, 1998, an amount equal to 6.5% of the principal sum prepaid; and
(iii) for the period beginning October 1, 1998 and ending December 31, 1998, an amount equal to 9.75% of the principal sum prepaid. At the option of the holder, the unpaid principal and accrued interest under the Debenture is convertible into Common Stock upon the occurrence of certain Events of Default thereunder, at a conversion price equal to the lesser of $17.00 per share or 70%
of the average daily closing price of Common Stock for the 90 days preceding such default as reported by the Nasdaq Stock Market. The Events of Default under the Debenture are (i) insolvency; (ii) default under the Senior Credit Facility; (iii) a payment default on the Debenture which default is not cured within 10 business days; (iv) a material breach by the Company of any representations or warranties or failure to comply with covenants or agreements contained in the agreements with Emerson which breach is not cured within 30 days, and (v) an undischarged or unstayed judgment against the Company for an amount in excess of $1 million. The total purchase price paid by Emerson for the Debenture and Warrant was $25,000,000. The proceeds from the sale of the Debenture and the Warrant were applied in full to the purchase price paid by the Company in connection with the Wells acquisition.

   The Company allocated the proceeds of the $25,000,000 between the Subordinated Debenture and 150,000 shares of the 525,000 share Emerson Warrant. The Company has valued 150,000 shares of the 525,000 share Emerson Warrant according to the Black-Scholes model, and determined the value to be approximately $2,131,000. The Company has recorded a credit to additional paid-in capital of $2,131,000 and a reduction in the face amount of the Subordinated Debenture for the same amount. This amount will be reflected as additional interest expense over the period that the Subordinated Debenture is expected to be outstanding. A change in the expected repayment date will result in an additional charge to income based on the value of the remaining warrants. The Subordinated Debenture is expected to be repaid in approximately four months.

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

   In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. The basis for the decision of the Court of Appeals was a finding that the invention covered by the Pfaff Leadless Patent had been "on sale" for more than one year before the filing of a patent application. An invention that has been "on sale" for more than one year before the filing of the patent application may not be patented. Certain other Claims of the patent were not at issue in the Pfaff v. Wells case, and their validity was not decided by the Court of Appeals, because Pfaff did not allege that products of Wells infringed such Claims. These other Claims include design elements not incorporated into products of Wells or CTi, including the use of contact pins formed with a pair of parallel blades extending from
a common base.   The United States Supreme Court has accepted  an
appeal on the Pfaff v. Wells case, limited to the question of whether the Pfaff Leadless Patent should have been held invalid on the basis of the "on sale" bar if Pfaff's invention was not "fully completed" more than one year before he filed his patent application. The Supreme Court could affirm or reverse the decision of the Court of Appeals. If the Supreme Court affirms the decision of the Court of Appeals, the determination of invalidity of the Claims at issue in the Pfaff v. Wells case will become final. This determination will be binding with respect to such Claims in the CTi v. Pfaff action in the District of Arizona. The reasoning of the Pfaff v. Wells decision, moreover, could support CTi's position that the remaining Claims of that patent are invalid. This conclusion is based on the Company's belief that the invention covered by such remaining Claims was also "on sale" for more than one year before the date of the application for the Pfaff Leadless Patent. If the Supreme Court reverses the decision of the Court of Appeals, the lower courts will then determine the validity of the Claims of the Pfaff Leadless Patent at issue on other grounds and will determine whether the products of Wells infringe on these Claims of the Pfaff Leadless Patent.

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

The following table summarizes the transactions from these plans:

                                                                 Weighted
                                                                 exercise
                                                    Options    average price
                                                    -------    -------------
      Options outstanding at December 31, 1994      846,000        $ 1.15
                          Options exercised...      (36,000)         1.15
                          Options granted.....      144,000          1.68
                                                    -------
      Options outstanding at December 31, 1995      954,000          1.23
                          Options exercised...     (157,701)         1.22
                          Options granted.....       15,000         12.00
                                                    -------
      Options outstanding at December 31, 1996      811,299          1.43
                          Options exercised...     (165,449)         1.59
                          Options cancelled...       (4,000)        12.00
                          Options granted.....       78,000         21.08
                                                    -------
      Options outstanding at December 31, 1997      719,850          3.46
                                                    =======
</TABLE

   Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                                             Exercisable
                                    Weighted             -------------------
                                    average    Weighted             Weighted
                      Number of    remaining   average              average
         Range of      options    contractual  exercise  Number of  exercise
     exercise prices outstanding     life       price     options    price
     --------------- -----------  -----------  --------  ---------  --------
      $ 1.15           518,100        4.75      $ 1.15    518,100    $ 1.15
        1.54-2.08      118,500        7.45        1.67     91,500      1.65
       12.00             6,500        8.58       12.00      2,500     12.00
       16.125-18.50     26,750        9.34       17.13     10,250     16.84
       23.25            50,000       10.00       23.25      8,335     23.25

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

                                         As reported      Pro forma
                                         -----------      ---------
  1997
  ----
   Net income (loss).................     $(22,836)       $(23,119)
   Net income (loss) per share:
    Basic............................     $  (3.83)       $  (3.88)
    Diluted..........................     $  (3.83)       $  (3.88)

  1996
  ----
   Net income........................     $  4,785        $  4,665
   Net income per share:
    Basic............................     $   0.87        $   0.85
    Diluted..........................     $   0.76        $   0.74

  1995
  ----
   Net income........................     $  3,863        $  3,772
   Net income per share:
    Basic............................     $   0.85        $   0.83
    Diluted..........................     $   0.75        $   0.73


   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1997     1996     1995
                                           ------   ------   ------
     Dividend yield....................    none     none     none
     Expected volatility...............    48.79%   45.00%    0.00%
     Risk free interest rate...........     7.27%    7.27%    7.13%
     Expected life (years) ............      5.0     10.0     10.0
</TABLE

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

14.  SIGNIFICANT CUSTOMERS AND EXPORT SALES:

   One customer accounted for approximately 14.5%, 17.4% and 16.6% of the Company's net sales in 1997, 1996 and 1995, respectively. A second customer accounted for approximately 12.7% and 13.4% of the Company's net sales in 1997 and 1995, respectively. The Company had export sales of approximately
$3,876,000, $2,975,000 and $3,022,000 in 1997, 1996 and 1995,
respectively. All export sales are in U.S. dollars. No one country or region (other than the United States) accounted for greater than 10% of net sales.


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

                    WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR 53 WEEKS ENDED MAY 3, 1997; 48 WEEKS ENDED APRIL 27, 1996
                         AND 52 WEEKS ENDED JUNE 3, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          Predecessor                Successor
                                 ------------------------------    ------------
                                 MAY 3, 1997    APRIL 27, 1996     JUNE 3, 1995
                                 ------------    --------------    ------------
Net sales......................     $27,492         $ 17,998         $18,579
Cost of sales..................      13,181            9,271           9,732
                                    -------          -------         -------
     Gross profit..............      14,311            8,727           8,847
Operating expenses.............       8,758            6,624           7,272
                                    -------          -------         -------
     Income from operations....       5,553            2,103           1,575
Non-operating income(expense):
Interest income................          11                6              10
Interest expense...............         (93)            (115)           (126)
Royalty income.................         630              844             404
Minority interest..............          (6)              --              --
Other expense..................         (23)             (40)            (42)
Foreign exchange gain/(loss)...         264               40            (180)
                                    -------          -------         -------
     Total non-operating income         783              735              66
                                    -------          -------         -------
Income before income taxes.....       6,336            2,838           1,641
Provision for income taxes.....       1,969              586             798
                                    -------          -------         -------
          Net Income...........     $ 4,367         $  2,252         $   843
                                    =======          =======         =======
Earnings per share.............     $558.08         $ 287.80         $107.73
                                    =======          =======         =======
Average number of shares.......       7,825            7,825           7,825
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

                                      Successor           Predecessor
                                     ----------- ----------------------------
                                     MAY 3, 1997 APRIL 27, 1996  JUNE 3, 1995
                                     ----------- --------------  ------------
Cash flows from operating activities:
Net income.............................. $ 4,367      $ 2,252        $   843
                                         -------      -------        -------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization.........   2,205        1,426          1,870
  Gain on disposition of equipment......     (59)         (12)           (38)
  Provision for (benefit from)
    deferred taxes......................      50          (30)           (49)
  Changes in operating assets
    and liabilities:
      Increase in accounts receivable....   (673)        (732)        (1,550)
      Decrease (increase) in inventory...    906       (1,038)          (520)
      Decrease (increase) in prepaid
       expenses and other current assets.     60         (176)           193
      Decrease (increase) in other assets     93          (23)             9
      Decrease in due from affiliate..... (3,242)        (454)        (1,433)
      Increase in accounts payable.......    215          337          1,902
      Increase (decrease) in
        current liabilities..............    661          (91)           476
      Increase (decrease) in
        other liabilities................      3            4           (260)
                                         -------      -------        -------
          Total adjustments..............    219         (789)           600
                                         -------      -------        -------
Net cash provided by operating activities  4,586        1,463          1,443
Cash flows from investing activities:
  Capital expenditures................... (2,975)      (1,971)        (2,093)
  Proceeds from sale of fixed assets.....    386           18             67
                                         -------      -------        -------
Net cash used in investing activities...  (2,589)      (1,953)        (2,026)
Cash flow from financing activities:
  Net (payments of) proceeds from
    short-term debt.....................    (885)         739            414
  Principal payments of long-term debt..  (1,458)        (241)            --
  Proceeds from loan....................      --           --             56
                                         -------      -------        -------
Net cash (used in) provided by financing
  activities............................  (2,343)         498            470
Net (decrease) increase in cash and cash
  equivalents...........................    (346)           8           (113)
Cash and cash equivalents at beginning of
  the period.............................    441          433            546
                                         -------      -------        -------
Cash and cash equivalents
  at end of period.......................$    95      $   441        $   433
                                         =======      =======        =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest.............................. $    82      $   109        $   116
                                         =======      =======        =======
  Income taxes.......................... $ 1,301      $ 1,055        $   567
                                         =======      =======        =======

        See accompanying notes to the consolidated financial statement

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

   Future minimum operating lease payments consist of the following at May 3, 1997:

                      FISCAL YEAR
            ----------------------------------------------
            1998..................................  $  619
            1999..................................     615
            2000..................................     564
            2001..................................     511
            2002..................................     499
            Thereafter............................   1,738
                                                    ------
            Total minimum lease payments..........  $4,546
                                                    ======
</TABLE

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
                                                       =======     ======

      See accompanying notes to the consolidated financial statement

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

4.  Inventories

   Inventories consist of the following:

           Raw material and supplies.......      $1,249
           Work in process.................         258
           Finished goods..................         372
                                                 ------
                                                 $1,879
                                                 ======

5.  Property, Plant and Equipment

   Property, plant and equipment consist of the following:

           Buildings and improvements..........      $   245
           Machinery and equipment.............        4,759
           Tooling.............................        6,721
           Construction in progress............          249
                                                     -------
                                                      11,974
           Less accumulated depreciation.......       (2,473)
                                                     -------
                                                     $ 9,501
                                                     =======
</TABLE

6.  Intangible Assets

   Intangible assets consist of the following:

          Goodwill......................    $   708
          Computer software.............        327
          Trademarks....................      9,674
                                            -------
                                             10,709
          Less accumulated amortization.       (963)
                                            -------
                                            $ 9,746
                                            =======

7.  Accrued Expenses and Other Current Liabilities

   Accrued liabilities consist of the following:

          Compensation and benefits.........     $1,027
          Income taxes payable..............      2,666
          Product warranty..................        502
          Other accrued liabilities.........        143
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

(F4) A copy has been previously filed with the Company's current report on Form 8-K, (Commission file no. 0-27744), as filed on January 9, 1998, and as amended on March 11 and 24, 1998 and April 20, 1998 and is incorporated in this document by reference.

(F5) A copy has been previously filed with the Company's registration statement on form S-1 (Registration No. 333-46137), as filed on February 12, 1998, and amended on March 20, 1998 and April 13, 1998, and is incorporated in this document by reference.

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

(F3) A copy has been previously filed with the Company's registration statement on form S-1 (Registration No. 333-46137), as filed on February 12, 1998, and amended on March 20, 1998 and April 13, 1998, and is incorporated in this document by reference.

B.  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       PCD INC.

Dated: April 20, 1998                  By: /s/ John L. Dwight, Jr.
                                           -----------------------------
                                           John L. Dwight, Jr.
                                           Chairman of the Board, President
                                           and
                                           Chief Executive Officer

Dated: April 20, 1998                  By: /s/ Mary L. Mandarino
                                           ----------------------------
                                           Mary L. Mandarino
                                           Vice President - Finance and
                                           Administration, Chief Financial
                                           Officer, and Treasurer (principal
                                           financial and accounting officer)

Dated: April 20, 1998                  By: /s/ Bruce E. Elmblad
                                           ----------------------------
                                           Bruce E. Elmblad
                                           Director

Dated: April 20, 1998                  By: /s/ Harold F. Faught
                                           ----------------------------
                                           Harold F. Faught
                                           Director

Dated: April 20, 1998                  By:
                                           ----------------------------
                                           C. Wayne Griffith
                                           Director

Dated: April 20, 1998                  By: /s/ Theodore C. York
                                           ----------------------------
                                           Theodore C. York
                                           Director

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

(F4) A copy has been previously filed with the Company's current report on Form 8-K, (Commission file no. 0-27744), as filed on January 9, 1998, and as amended on March 11 and 24, 1998 and April 20, 1998 and is incorporated in this document by reference.

(F5) A copy has been previously filed with the Company's registration statement on form S-1 (Registration No. 333-46137), as filed on February 12, 1998, and amended on March 20, 1998, and April 13, 1998, and is incorporated in this document by reference.



<EXHIBIT>
                                                                EXHIBIT 23.1


                CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statement of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403 and 333-07405) of our report dated February 11, 1998, except information included under the caption Litigation in Note 11, Commitments and Contingencies, as to which the date is April 13, 1998, on our audits of the consolidated financial statements of PCD Inc. as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 which report is included in this amendment number one to the Annual Report on Form 10-K/A.

                                 /s/ Coopers & Lybrand L.L.P


Coopers & Lybrand, L.L.P.
Boston, Massachusetts
April 17, 1998



<EXHIBIT>
                                                                  EXHIBIT 23.2
                      CONSENT OF KPMG PEAT MARWICK LLP


We consent to the incorporation by reference in the Registration Statements of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403 and 333-7405) of our
report dated February 4, 1998, except for note 11, which is as of March 9, 1998, relating to the consolidated balance sheets of Wells Electronics, Inc. and subsidiaries as of December 26, 1997 the related consolidated statements of income, shareholder's equity, and cash flows for the 34 weeks ended
December 26, 1997, and to our report dated January 15, 1998, relating to the consolidated balance sheets of Wells Electronics, Inc. and subsidiaries as of May 3, 1997 and April 27, 1996 and the related consolidated statements of income, shareholder's equity, and cash flows for the 53 weeks ended May 3, 1997, the 48 weeks ended April 27, 1996 and the 52 weeks ended June 3, 1995, which reports are included in this amendment number one to the Annual Report on Form 10-K/A.


/s/ KPMG Peat Marwick LLP

Chicago, Illinois
April 17, 1998