Form 10-Q
period 1998-03-28
PCD INC
filed 1998-05-12
CIK 1007594

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998 or

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

Number of shares of common stock, $0.01 par value, outstanding at May 6, 1998: 8,350,682

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                          MARCH 28, 1998

   Statements in this report concerning the future revenues, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the integrated circuit package interconnect and semiconductor industries, the Company's dependence on its principal customers and independent distributors, acquisitions and indebtedness, international sales and operations, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry and the like.

     In addition, the Company may experience unanticipated costs or other difficulties in connection with the acquisition and integration of a business such as Wells Electronics, Inc. The Company's most recent filings with the Securities and Exchange commission, including Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of March 28, 1998 and
      December 31, 1997.
    Consolidated Statements of Income for the quarters ended
      March 28, 1998 and March 29, 1997.
    Consolidated Statements of Cash Flows for the quarters ended
      March 28, 1998 and March 29, 1997.
    Notes to Condensed Consolidated Financial Statements.

  WELLS ELECTRONICS, INC.
    Consolidated Statements of Income for the quarter ended
      April 5, 1997.
    Consolidated Statements of Cash Flows for the quarter ended
      April 5, 1997.
    Notes to Condensed Consolidated Financial Statements.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                   3/28/98    12/31/97
                                                   -------    --------
ASSETS
Current assets:
   Cash and cash equivalents.................     $  4,761   $  3,990
   Accounts receivable, net..................        8,943      6,804
   Inventory.................................        5,045      4,796
   Prepaid expenses and other current assets.        1,541      1,135
                                                  --------   --------
          Total current assets...............       20,290     16,725
Equipment and improvements
   Equipment and improvements................       21,511     20,695
   Accumulated depreciation..................        5,705      4,852
                                                  --------   --------
Equipment and improvements, net..............       15,806     15,843
Deferred tax asset...........................       15,520     15,335
Goodwill.....................................       60,947     61,718
Intangible assets............................       13,239     13,539
Debt financing fees..........................        1,736      1,800
Other assets.................................        1,708      1,632
                                                  --------   --------
          Total assets.......................     $129,246   $126,592
                                                  ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion
    of long-term debt........................     $ 17,700   $ 17,700
   Accounts payable..........................        4,133      4,213
   Accrued liabilities.......................        7,898      7,444
                                                  --------   --------
          Total current liabilities..........       29,731     29,357
Long-term debt, net of current portion.......       65,300     65,300
Subordinated debenture - related party.......       24,411     22,903
Minority interest............................           37         37
Stockholders' equity.........................        9,767      8,995
                                                  --------   --------
          Total liabilities and
               stockholders' equity..........     $129,246   $126,592
                                                  ========   ========

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                                     Quarter Ended
                                                  ------------------
                                                  3/28/98    3/29/97
                                                  -------    -------
Net sales...................................      $16,726     $6,217
Cost of sales...............................        7,241      3,264
                                                  -------     ------
Gross profit................................        9,485      2,953
Operating expenses..........................        3,762      1,356
Amortization................................        1,071          -
                                                  -------     ------
Income from operations......................        4,652      1,597
Interest expense /(other income), net.......        4,662       (261)
                                                  -------    -------
Income (loss) before income taxes...........          (10)     1,858
Provision for income taxes..................           17        683
                                                  -------    -------
Net income (loss)...........................      $   (27)    $1,175
                                                  =======     ======

Net income (loss) per share:
     Basic..................................      $     -     $ 0.20
                                                  =======     ======
     Diluted................................      $     -     $ 0.18
                                                  =======     ======

Weighted average number of common and common
  equivalent shares outstanding
     Basic..................................        6,045      5,885
                                                    =====      =====
     Diluted................................        6,045      6,595
                                                    =====      =====



           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                         Quarter Ended
                                                      ------------------
                                                      3/28/98    3/29/97
                                                      -------    -------
Cash flows from operating activities:
  Net income (loss)...............................    $   (27)    $1,175
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................        853        377
     Amortization of deferred compensation........         15         15
     Amortization of intangible assets............      1,135          -
     Amortization of warrant......................      2,328          -
     Foreign currency adjustments.................        (76)         -
     Tax benefit from stock options exercised.....          -        161
     Deferred taxes...............................       (185)         -
     Changes in operating assets and liabilities:
       Increase in accounts receivable............     (2,139)      (531)
       Increase in inventory......................       (249)      (254)
       Increase in prepaid
         expenses and other current assets........       (406)        (3)
       Increase in other assets...................        (76)        (9)
       Decrease in accounts payable...............        (80)       (92)
       Increase (decrease) in accrued liabilities.        454       (293)
                                                      -------    -------
         Net cash provided by operating
           activities.............................      1,547        546

Cash flows from investing activities:
  Capital expenditures............................       (816)      (392)
                                                      -------    -------
         Net cash used in investing activities....       (816)      (392)

Cash flows from financing activities:
  Purchase of warrant.............................          5          -
  Exercise of common stock options................         35         64
                                                      -------    -------
         Net cash provided by financing activities         40         64
                                                      -------    -------
Net increase in cash..............................        771        218
Cash and cash equivalents at beginning of period..      3,990     20,529
                                                      -------    -------
Cash and cash equivalents at end of period........    $ 4,761    $20,747
                                                      =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (March 28, 1998 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 which are included in the Company's Form 10-K filing. Results for the interim period presented are not necessarily indicative of results to be anticipated for the entire year. All financial statements subsequent to December 26, 1997 include the acquisition of Wells Electronics, Inc. by the Company accounted for on the purchase method of accounting and include all adjustments necessary for a fair presentation in the interim periods presented. All adjustments made are of a normal recurring nature.

Note 2.  NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). In accordance with FAS No. 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended March 28, 1998 and March 29, 1997:

                                               Net Income           Per Share
                                                 (Loss)    Shares    Amount
                                              ----------- --------- -------
For the period ended March 28, 1998
 Basic and diluted loss...................... $  (27,000)  6,045,360  $    -
                                              ==========   =========  ======
For the period ended March 29, 1997
 Basic earnings.............................. $1,175,000   5,884,790  $ 0.20
 Assumed exercise of options (treasury method)         -     710,427       -
                                              ----------   ---------  ------
 Diluted earnings............................ $1,175,000   6,595,217  $ 0.18
                                              ==========   =========  ======

Note 3.  INVENTORY

                                                3/28/98  12/31/97
                                                -------  --------
                                                  (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $3,629    $3,387
     Work in process.........................       477       532
     Finished goods..........................       939       877
                                                 ------    ------
       Total.................................    $5,045    $4,796
                                                 ======    ======


Note 4.  CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, PCD adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods have been reclassified, as required. PCD's total comprehensive earnings were as follows:

                                              Three Months Ended
                                              ------------------
                                              3/28/98    3/29/97
                                              -------    -------
                                                (In thousands)
Net earnings (loss)                           $   (27)   $ 1,175
Other comprehensive loss, net                     (46)         -
                                              -------    -------
     Total comprehensive earnings (loss)      $   (73)   $ 1,175
                                              =======    =======

Note 5.  NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information
(FAS 131), which goes into effect in 1998. FAS 131 requires the reporting in the financial statements of certain new additional information about operating segments of a business. Application of FAS 131 is not required for interim reporting in the initial year of application. PCD is currently evaluating the impact that FAS 131 will have on its future reporting requirements.

Note 6.  SUBSEQUENT EVENT

     On April 22, 1998, the Company sold 2,000,000 shares of its Common Stock and received net proceeds of approximately $37.0 million. On May 6, 1998, the Company sold an additional 300,000 shares of its Common Stock pursuant to the exercise of the Underwriters' over-allotment option and the Company received net proceeds of approximately $5.7 million. The total net proceeds of approximately $42.7 million from the Company's public offering (pursuant to a registration statement that was declared effective April 16, 1998) are not reflected on the March 28, 1998 Consolidated Balance Sheet and the Consolidated Statement of Cash Flows. The proceeds of this offering were used to pay off the $25 million subordinated debenture and a portion of the Senior Bank financing.

Note 7.  LITIGATION

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

                      Wells Electronics, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Condensed and unaudited)
                (In thousands, except share data)

                                              Quarter Ended
                                              -------------
                                                 4/5/97
                                                 ------
Net sales..............................          $ 9,737
Cost of sales..........................            3,576
                                                 -------
Gross profit...........................            6,161
Operating expenses.....................            2,350
Amortization...........................              146
                                                 -------
Income from operations.................            3,665
Interest expense /(other income), net..             (305)
                                                 -------
Income (loss) before income taxes......            3,970
Provision for income taxes.............              972
                                                 -------
Net income (loss)......................          $ 2,998
                                                 =======

Earnings per share.....................          $383.13
                                                 =======
Average number of shares...............            7,825
                                                 =======






            The accompanying notes are an integral part
             of the consolidated financial statements.








                     Wells Electronics, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                    Quarter Ended
                                                    -------------
                                                        4/5/97
                                                        ------
Cash flows from operating activities:
  Net income (loss)...............................       $2,998
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization................          700
     Foreign currency adjustments.................          (79)
     Deferred taxes...............................          414
     Changes in operating assets and liabilities:
       Increase in accounts receivable............       (1,462)
       Decrease in inventory......................          193
       Decrease in prepaid
         expenses and other current assets........           70
       Decrease in other assets...................          714
       Decrease in accounts payable...............         (389)
       Increase in accrued liabilities. ..........        2,046
                                                        -------
         Net cash provided
           by operating activities................        5,205

Cash flows from investing activities:
  Capital expenditures............................       (1,475)
                                                        -------
         Net cash used in investing activities....       (1,475)

Cash flows from financing activities:
  Principal payments on debt......................         (713)
  Net intercompany transfers......................       (3,582)
                                                        -------
         Net cash provided by financing activities       (4,295)
                                                        -------
Net increase in cash..............................         (565)
Cash and cash equivalents at beginning of period..          784
                                                        -------
Cash and cash equivalents at end of period........      $   219
                                                        =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                      Wells Electronics, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (March 28, 1998 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the basis of Wells Electronics, Inc. historical records and do not reflect any adjustments related to the purchase of Wells by PCD, which occurred on December 26, 1997. This financial data should be read in conjunction with the audited financial statements and notes thereto for the period ended December 26, 1997 which are included in the Company's Form 10-K filing.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc. and its subsidiaries, including Wells Electronics, Inc. and its subsidiaries ("Wells"). However, all financial information for periods ended before December 26, 1997, unless otherwise indicated or the context otherwise requires, is for PCD Inc. and its subsidiaries, excluding Wells and its subsidiaries.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 28, 1998 COMPARED TO THE QUARTER ENDED MARCH
29, 1997

     NET SALES. Net sales increased 169.0% to $16.7 million for the quarter ended March 28, 1998, from $6.2 million for the quarter ended March 29, 1997. This change in net sales of $10.5 reflects the results of the incorporation of the Wells acquisition and a 25% growth in sales of the Company's (excluding Wells) existing business. Sales attributable to the acquisition in the first quarter of 1998 were $9.0 million. The projects recorded as in-process research and development ("IPR&D") are proceeding according to the Company's estimates and expectations.

     GROSS PROFIT. Gross profit increased to $9.5 million for the quarter ended March 28, 1998, from $3.0 million for the quarter ended March 29, 1997. As a percentage of net sales, gross margin increased to 56.7% for the quarter ended March 28, 1998 from 47.5% for the quarter ended March 29, 1997. The improvement in the gross profit reflects the integration of the higher margin burn-in socket product line from the Wells acquisition.

     OPERATING EXPENSES. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses were $4.8 million, or 28.9% of net sales, for the quarter ended March 28, 1998, compared to $1.4 million, or 21.8% of net sales, for the quarter ended March 29, 1997. The dollar increase in operating expenses of $3.4 million reflects the additional costs due to the inclusion of the Wells acquisition as well as the amortization of intangible assets associated with the Wells acquisition of $1.1 million.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense and other income, net, increased to an expense of $4.7 million in the quarter ended March 28, 1998 from income of $0.3 million in the quarter ended March 29, 1997. The increase in interest expense is made up of two components, the interest expense associated with the debt incurred in connection with the Wells acquisition of $2.4 million and the amortization of the Emerson Warrant as interest expense of $2.3 million. In the second quarter, there will be additional interest expense of approximately $600,000 for the final portion of the amortization of the Emerson Warrant and an additional $812,500 related to the pre-payment penalty on the Subordinated Debenture. The Company expects that after the second quarter, the interest expense will decline due to the pay off of the Subordinated Debenture and a partial payoff of the Senior Credit Facility as a result of the net proceeds from the public offering. See Note 6 to the Notes of Condensed Consolidated Financial Statements for PCD Inc.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended March 28, 1998 was approximately $17,000 on a pre-tax loss of approximately $10,000. This compares to 36.8% in the quarter ended March 29, 1997. The change in the effective income tax rate is due to the application of the appropriate effective tax rates for each of the state and foreign tax jurisdictions in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the quarter ended March 28, 1997 was $1.5 million, compared to $0.5 million in the quarter ended March 27, 1997. These funds were sufficient to meet capital expenditures of approximately $0.8 million and financing needs. The Company currently anticipates that its capital expenditures for 1998 will be approximately $7 million, which consists primarily of purchased tooling and equipment required to support the Company's business. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

     In December 1997, the Company obtained a Senior Credit Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. In addition, the Company obtained $25 million in subordinated debt financing from Emerson Electric Co. ("Emerson") pursuant to a Subordinated Debenture (the "Debenture") issued to Emerson. On April 22, 1998, the Company repaid 100% of the Subordinated Debenture and a portion of the outstanding balance on its Senior Credit Facility from proceeds of a public offering of its Common Stock.

     The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through 1999. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

         Not Applicable

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceeding

          See Note 7 to the Company's Condensed Consolidated
          Financial Statements (above).


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed by the Company on January 9, 1998 and amended and filed on March 11 and 24, and April 20, 1998. This report included: a) a description of the Company's acquisition on December 26, 1997 of Wells Electronics, Inc., b) the Financial Statements of Wells Electronics, Inc., c) Pro Forma Condensed Consolidated Statements of Operations for the Year Ended December 31, 1997, and d) information pertaining to the financing obtained to finance the acquisition.

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    May 12, 1998             /s/ John L. Dwight, Jr.
          ------------             ------------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    May 12, 1998             /s/ Mary L. Mandarino
          ------------             ------------------------------
                                   Mary L. Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

Exhibit Index
-------------
Exhibit
Number                        Description
-------        -----------------------------------------

   27.1        Financial Data Schedule.