Form 10-Q
period 1998-07-04
PCD INC
filed 1998-08-03
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998 or

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

                    Yes   X    No
                        -----      -----

Number of shares of common stock, $0.01 par value, outstanding at
July 22, 1998:    8,363,932

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                           JULY 4, 1998

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

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of July 4, 1998 and
      December 31, 1997.
    Consolidated Statements of Income for the quarter and six
      months ended July 4, 1998 and June 28, 1997.
    Consolidated Statements of Cash Flows for the six months
      ended July 4, 1998 and June 28, 1997.
    Notes to Condensed Consolidated Financial Statements.

  WELLS ELECTRONICS, INC.
    Consolidated Statements of Income for the quarter and six
      months ended July 5, 1997.
    Consolidated Statements of Cash Flows for the six months
      ended July 5, 1997.
    Notes to Condensed Consolidated Financial Statements.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                   7/4/98     12/31/97
                                                   ------     --------
ASSETS
Current assets:
   Cash and cash equivalents.................     $  1,677   $  3,990
   Accounts receivable, net..................        6,797      6,804
   Inventory.................................        4,840      4,796
   Prepaid expenses and other current assets.          713      1,135
                                                  --------   --------
          Total current assets...............       14,027     16,725
Equipment and improvements
   Equipment and improvements................       23,383     20,695
   Accumulated depreciation..................        6,566      4,852
                                                  --------   --------
Equipment and improvements, net..............       16,817     15,843
Deferred tax asset...........................       15,277     15,335
Goodwill.....................................       60,176     61,718
Intangible assets............................       12,929     13,539
Debt financing fees..........................        1,672      1,800
Other assets.................................        1,798      1,632
                                                  --------   --------
          Total assets.......................     $122,696   $126,592
                                                  ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion
    of long-term debt........................     $ 16,300   $ 17,700
   Accounts payable..........................        2,878      4,213
   Accrued liabilities.......................        4,096      7,444
                                                  --------   --------
          Total current liabilities..........       23,274     29,357
Long-term debt, net of current portion.......       45,495     65,300
Subordinated debenture - related party.......            -     22,903
Minority interest............................           37         37
Stockholders' equity.........................       53,890      8,995
                                                  --------   --------
          Total liabilities and
               stockholders' equity..........     $122,696   $126,592
                                                  ========   ========

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
                CONSOLIDATED STATEMENTS OF INCOME
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                        Quarter Ended        Six Months Ended
                                      -----------------      ----------------
                                      7/4/98    6/28/97      7/4/98    6/28/97
                                      ------    -------      ------    -------
Net sales........................... $18,553     $7,233     $35,279    $13,450
Cost of sales.......................   7,706      3,726      14,947      6,990
                                     -------     ------     -------    -------
Gross profit........................  10,847      3,507      20,332      6,460
Operating expenses..................   4,139      1,392       7,901      2,748
Amortization........................   1,024          -       2,095          -
                                     -------     ------     -------    -------
Income from operations..............   5,684      2,115      10,336      3,712
Interest expense /
  (other income), net...............   1,627       (275)      6,289       (536)
                                     -------     ------     -------    -------
Income before income taxes..........   4,057      2,390       4,047      4,248
Provision for income taxes..........   1,740        886       1,757      1,569
                                     -------     ------     -------    -------
Income before extraordinary item....   2,317      1,504       2,290      2,679
Extraordinary item - charge for
  early retirement of debt, net of
  income tax benefit of $567 (Note 3)    888          -         888          -
                                     -------     ------     -------    -------
Net income.......................... $ 1,429     $1,504     $ 1,402    $ 2,679
                                     =======     ======     =======    =======

Basic earnings per share:
  Income before extraordinary item.. $  0.29     $ 0.25     $  0.33    $  0.45
  Extraordinary item................ $ (0.11)    $   --     $ (0.13)   $    --
                                     -------     ------     -------    -------
  Net income........................ $  0.18     $ 0.25     $  0.20    $  0.45
                                     =======     ======     =======    =======
Diluted earnings per share
  Income before extraordinary item   $  0.27     $ 0.23     $  0.30    $  0.41
  Extraordinary item................ $ (0.10)    $   --     $ (0.12)   $    --
                                     -------     ------     -------    -------
  Net income........................ $  0.17     $ 0.23     $  0.18    $  0.41
                                     =======     ======     =======    =======
Weighted average number of
  common and common equivalent
  shares outstanding:
     Basic..........................   7,888      5,929       7,021      5,908
                                     =======     ======     =======    =======
     Diluted........................   8,597      6,602       7,739      6,600
                                     =======     ======     =======    =======

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                       Six Months Ended
                                                      ------------------
                                                       7/4/98    6/28/97
                                                       ------    -------
Cash flows from operating activities:
  Net income......................................    $ 1,402    $ 2,679
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................      1,714        752
     Amortization of deferred compensation........         28         29
     Amortization of intangible assets............      2,314          -
     Amortization of warrant......................      2,917          -
     Tax benefit from stock options exercised.....         19        286
     Deferred taxes...............................         58          -
     Changes in operating assets and liabilities:
       Accounts receivable........................          7     (1,383)
       Inventory..................................        (44)      (303)
       Prepaid expenses and other current assets..        422          1
       Other assets...............................       (200)       (23)
       Accounts payable...........................     (1,335)      (138)
       Accrued liabilities........................     (3,348)      (468)
                                                      -------    -------
         Net cash provided by operating activities      3,954      1,432

Cash flows from investing activities:
  Capital expenditures............................     (2,688)      (949)
                                                      -------    -------
         Net cash used in investing activities....     (2,688)      (949)

Cash flows from financing activities:
  Payments of short-term debt.....................     (1,500)         -
  Payments of long-term debt......................    (19,705)         -
  Payments of subordinated debt...................    (25,000)         -
  Proceeds from issuance of warrant...............          5          -
  Proceeds from issuance of common stock, net.....     42,567          -
  Exercise of common stock options................         54        129
                                                      -------    -------
         Net cash (used in) provided by financing
           activities.............................     (3,579)       129
                                                      -------    -------
Net (decrease) increase in cash...................     (2,313)       612
Cash and cash equivalents at beginning of period..      3,990     20,529
                                                      -------    -------
Cash and cash equivalents at end of period........    $ 1,677    $21,141
                                                      =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.
                                6

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (July 4, 1998 Unaudited)

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


Note 2.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest rates. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. The amounts receivable and payable are recorded as a current liability with realized gains or losses recognized as adjustments to interest expense.

     Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified floating rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract is entered into with a major financial institution in order to minimize credit risk. At July 4, 1998, the Company was a variable rate payer of 5.6875% and received a fixed rate of 5.72% on notional amount of $35,000,000. The fair value at July 4, 1998, was an unfavorable $980.


Note 3.  EXTRAORDINARY ITEM

     The Company incurred additional interest expense and prepayment penalties of $1,455,000 ($888,000 tax affected) in connection with the early retirement of the subordinated debenture - related party.


Note 4.  NET INCOME PER SHARE

     The following table reconciles net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the three and six month periods ended July 4, 1998 and June 28, 1997:

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the quarter ended July 4, 1998
 Income before extraordinary item............ $2,317,000   7,887,993  $ 0.29
 Assumed exercise of options (treasury method)         -     708,995       -
                                              ----------   ---------  ------
 Diluted income before extraordinary item.... $2,317,000   8,596,988  $ 0.27
                                              ==========   =========  ======

 Extraordinary item.......................... $ (888,000)  7,887,993  $(0.11)
 Assumed exercise of options (treasury method)         -     708,995       -
                                              ----------   ---------  ------
 Diluted extraordinary item.................. $ (888,000)  8,596,988  $(0.10)
                                              ==========   =========  ======

 Net income.................................. $1,429,000   7,887,993  $ 0.18
 Assumed exercise of options (treasury method)         -     708,995       -
                                              ----------   ---------  ------
 Diluted net income.......................... $1,429,000   8,596,988  $ 0.17
                                              ==========   =========  ======

For the quarter ended June 28, 1997
 Basic earnings.............................. $1,504,000   5,929,476  $ 0.25
 Assumed exercise of options (treasury method)         -     672,205       -
                                              ----------   ---------  ------
 Diluted earnings............................ $1,504,000   6,601,681  $ 0.23
                                              ==========   =========  ======

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the six month period ended July 4, 1998
 Income before extraordinary item............ $2,290,000   7,021,457  $ 0.33
 Assumed exercise of options (treasury method)         -     717,369       -
                                              ----------   ---------  ------
 Diluted income before extraordinary item.... $2,290,000   7,738,826  $ 0.30
                                              ==========   =========  ======

 Extraordinary item.......................... $ (888,000)  7,021,457  $(0.13)
 Assumed exercise of options (treasury method)         -     717,369       -
                                              ----------   ---------  ------
 Diluted extraordinary item.................. $ (888,000)  7,738,826  $(0.12)
                                              ==========   =========  ======

 Net income.................................. $1,402,000   7,021,457  $ 0.20
 Assumed exercise of options (treasury method)         -     717,369       -
                                              ----------   ---------  ------
 Diluted net income.......................... $1,402,000   7,738,826  $ 0.18
                                              ==========   =========  ======

For the six month period ended June 28, 1997
 Basic earnings.............................. $2,679,000   5,907,508  $ 0.45
 Assumed exercise of options (treasury method)         -     692,536       -
                                              ----------   ---------  ------
 Diluted earnings............................ $2,679,000   6,600,044  $ 0.41
                                              ==========   =========  ======


Note 5.  INVENTORY

                                                 7/4/98  12/31/97
                                                 ------  --------
                                                  (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $3,377    $3,387
     Work in process.........................       450       532
     Finished goods..........................     1,013       877
                                                 ------    ------
       Total.................................    $4,840    $4,796
                                                 ======    ======

Note 6.  NEW ACCOUNTING PRINCIPLES

     In June 1997, the Financial Accounting Standards Board
(FASB) adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the three and six month periods ended July 4, 1998, comprehensive income was $1,474,000 and $1,401,000, respectively. For the three and six month periods ended June 28, 1997, comprehensive income was $1,504,000 and $2,679,000, respectively. The Company's other comprehensive income consists solely of cumulative translation adjustments.

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

	In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is currently evaluating the impact that FAS
133 will have on its future reporting requirements.


Note 7.  CURRENT EVENT

     On April 22, 1998, the Company completed a public offering of 2,000,000 shares of Common Stock at $20 per share. On May 6, 1998, pursuant to the exercise of the Underwriters' over-allotment option, the Company sold an additional 300,000 shares of Common Stock at $20 per share. The proceeds of the offering were used to pay off the $25 million subordinated debenture and a portion of the Senior Bank financing.

Note 8.  LITIGATION

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

                      Wells Electronics, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Condensed and unaudited)
                (In thousands, except share data)

                                            Quarter Ended     Six Months Ended
                                            -------------     ----------------
                                               7/5/97              7/5/97
                                              -------             -------
Net sales..............................       $12,079             $21,816
Cost of sales..........................         4,811               8,387
                                              -------             -------
Gross profit...........................         7,268              13,429
Operating expenses.....................         2,577               4,618
Amortization...........................           145                 291
                                              -------             -------
Income from operations.................         4,546               8,520
Interest expense /(other income), net..             4                   8
                                              -------             -------
Income (loss) before income taxes......         4,542               8,512
Provision for income taxes.............         1,230               2,202
                                              -------             -------
Net income (loss)......................       $ 3,312             $ 6,310
                                              =======             =======

Earnings per share.....................       $423.26             $806.39
                                              =======             =======
Average number of shares...............         7,825               7,825
                                              =======             =======






            The accompanying notes are an integral part
             of the consolidated financial statements.














                     Wells Electronics, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                 Six Months Ended
                                                 ----------------
                                                       7/5/97
                                                      -------
Cash flows from operating activities:
  Net income (loss)...............................    $ 6,310
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization................      1,119
     Foreign currency adjustments.................        277
     Deferred taxes...............................        433
     Changes in operating assets and liabilities:
       Accounts receivable........................     (3,588)
       Inventory..................................        215
       Prepaid expenses and other current assets..       (221)
       Other assets...............................        829
       Accounts payable...........................        236
       Accrued liabilities........................      2,921
                                                      -------
         Net cash provided
           by operating activities................      8,531

Cash flows from investing activities:
  Capital expenditures............................     (2,090)
                                                      -------
         Net cash used in investing activities....     (2,090)

Cash flows from financing activities:
  Principal payments on debt......................     (1,352)
  Net intercompany transfers......................     (5,630)
                                                      -------
         Net cash used in financing activities....     (6,982)
                                                      -------
Net decrease in cash..............................       (541)
Cash and cash equivalents at beginning of period..        784
                                                      -------
Cash and cash equivalents at end of period........    $   243
                                                      =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                      Wells Electronics, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (July 4, 1998 Unaudited)

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

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JULY 4, 1998 COMPARED TO THE QUARTER
AND SIX MONTHS ENDED JUNE 28, 1997

NET SALES. Net sales increased 157% to $18.6 million for the quarter ended July 4, 1998, from $7.2 million for the quarter ended June 28, 1997. This change in net sales of $11.4 million reflects the results of the incorporation of the Wells and an 8% growth in revenue of the Company's (excluding Wells) pre-acquisition business. Sales attributable to the acquisition in the second quarter of 1998 were $10.7 million.

Net sales for the six months ended July 4, 1998 were $35.3 million, an increase of 162% from the comparable six month period in 1997. This increase in net sales of $21.8 million reflects the results of the incorporation of the Wells acquisition and a 16% growth in sales of the Company's (excluding Wells) previous existing business. Sales attributable to the acquisition in the first six months of 1998 were $19.7 million. The technologies recorded as in-process research and development ("IPR&D") are proceeding according to the Company's estimates and expectations.

GROSS PROFIT. Gross profit increased to $10.8 million for the quarter ended July 4, 1998, from $3.5 million for the quarter ended June 28, 1997. As a percentage of net sales, gross margin increased to 58.5% for the quarter ended July 4, 1998 from 48.5% for the quarter ended June 28, 1997. The improvement in the gross profit reflects the integration of the higher margin burn-in socket product line from the Wells acquisition.

For the six months ended July 4, 1998, gross profit increased to 57.6% of net sales, or $20.3 million, from 48.0% of net sales, or $6.5 million for the same period last year. The improvement in the gross profit reflects the integration of the higher margin burn-in socket product line from the Wells acquisition.

OPERATING EXPENSES. Operating expenses were $5.2 million, or 27.8% of net sales, for the quarter ended July 4, 1998, compared to $1.4 million, or 19.2% of net sales, for the quarter ended June 28, 1997. This dollar increase in operating expenses reflects the additional costs due to the inclusion of the Wells acquisition as well as the amortization of intangible assets associated with the Wells acquisition of $1.0 million.

Operating expenses for the six months ended July 4, 1998 were $10.0 million, or 28.3% of net sales, compared to $2.7 million or 20.4% of net sales for the six months ended June 28, 1997.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense and other income, net, increased to an expense of $1.6 million in the quarter ended July 4, 1998 from income of $0.3 million in the quarter ended June 28, 1997. This increase in interest expense is associated with the debt incurred in connection with the Wells acquisition.

Interest expense and other income, net was an expense of $6.3 million for the six months ended July 4, 1998 compared to $0.5 million income for the same period, last year.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended July 4, 1998 was $1.7 million on pre-tax income of $4.1 million, or an effective rate of 43%. This compares to 37% in the quarter ended June 28, 1997. The change in the effective rate income taxes is due to the application of the effective tax rates for each of the state and foreign tax jurisdictions in which the Company operates.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the quarter ended July 4, 1998 was $2.4 million, compared to $0.9 million in the quarter ended June 28, 1997. These funds were sufficient to fund the capital expenditure requirements for the second quarter of approximately $1.9 million. The Company currently anticipates that its capital expenditures for 1998 will be approximately $7 million, which consists primarily of purchased tooling and equipment required to support the Company's business. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

     In December 1997, the Company obtained a Senior Credit Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. In addition, the Company obtained $25 million in subordinated debt financing from Emerson Electric Co. ("Emerson") pursuant to a Subordinated Debenture (the "Subordinated Debenture") issued to Emerson.

     On April 22, 1998, the Company completed a public offering of 2,000,000 shares of Common Stock at $20 per share and with the net proceeds, repaid 100% of the Subordinated Debenture and a portion of the outstanding balance on its Senior Credit Facility. On May 6, 1998, pursuant to the exercise of the Underwriters' over-allotment option, the Company sold an additional 300,000 shares of Common Stock at $20 per share. The net proceeds from the sale these shares were used to pay down an additional portion of the Senior Credit Facility. As the Subordinated Debenture and all outstanding interest was repaid prior to December 31, 1998, 375,000 shares of the 525,000 share Common Stock Purchase Warrant issued in connection with the Subordinated Debenture will not become exercisable.

     In addition to the above financing transactions, the Company used $1.5 million of its available cash to pay down a portion of the Revolving Line of Credit. The balance of this credit facility at the end of the second quarter was $11.5.

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

                             PCD Inc.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceeding

          See Note 8 to the Company's Condensed Consolidated
          Financial Statements (above).

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of stockholders of the Company on June 5, 1998, the following votes were taken:

          Two directors were elected to hold office for a three year term expiring in the year 2001.

                                           Shares Voted          Shares
                                       -------------------         not
                    Director              For     Withheld        voted
               -----------------       ---------  --------       -------
               C. Wayne Griffith       5,669,389    18,600       362,693
               John E. Stuart          5,669,389    18,600       362,693

          The following directors will continue in office until the years specified:
                                                   Term expires
                                                   ------------
               John L. Dwight, Jr.                     1999
               Theodore C. York                        1999
               Hal F. Faught                           2000

          The 1998 Employee Stock Purchase Plan was approved (a copy has been previously filed and is incorporated in this report by reference):


                        Shares Voted            Abstentions
               ------------------------------   and broker
                  For      Against   Withheld   non-votes
               ---------   -------   --------   -----------
               5,652,239    4,600     31,150      362,693

Item 5.  OTHER INFORMATION

              On June 5, 1998, the Company's wholly-owned subsidiary, PCD Control Systems, Inc. change its name to PCD Control Systems Interconnect, Inc. On July 31, 1998, the Company's wholly-owned Subsidiary, CTi Technologies, Inc. was merged into Wells Electronics, Inc. and concurrently Wells Electronics, Inc. changed its name to WELLS-CTI, Inc.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

                                   PCD INC.
                                   (Registrant)



Dated:    August 3, 1998           /s/ John L. Dwight, Jr.
          --------------           ---------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    August 3, 1998           /s/ Mary L. Mandarino
          --------------           -----------------------------
                                   Mary L. Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)




















                                  21
<EXHIBIT>                                           EXHIBIT 21.1
SUBSIDIARIES OF PCD INC.
   PCD Control Systems Interconnect, Inc., a Massachusetts
    corporation
   PCD USVI, Inc., a United States Virgin Islands corporation
   WELLS-CTI, Inc., an Indiana corporation

SUBSIDIARIES OF WELLS-CTI, INC.
   Wells-CTI Kabushiki Kaisha, a Japanese corporation
   Wells International Corporation, Inc., an Indiana corporation

SUBSIDIARIES OF WELLS INTERNATIONAL CORPORATION, INC.
   Wells Electronics Asia Pte. Ltd., a Singapore limited liability company