Form 10-Q
period 1998-10-03
PCD INC
filed 1998-11-02
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998 or

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

                    Yes   X    No
                        -----      -----

Number of shares of common stock, $0.01 par value, outstanding at
October 15, 1998:    8,413,932

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                         OCTOBER 3, 1998


FORWARD LOOKING INFORMATION

   Statements in this report concerning the future revenues, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the integrated circuit package interconnect and semiconductor industries, the Company's dependence on its principal customers and independent distributors, acquisitions and indebtedness, international sales and operations, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry, Year 2000 compliance and the like.

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

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of October 3, 1998 and
      December 31, 1997.
    Consolidated Statements of Income for the quarter and nine months ended October 3, 1998 and September 27, 1997. Consolidated Statements of Cash Flows for the nine months ended October 3, 1998 and September 27, 1997.
    Notes to Condensed Consolidated Financial Statements.

  WELLS ELECTRONICS, INC.
    Consolidated Statements of Income for the quarter and nine months ended October 4, 1997.
    Consolidated Statements of Cash Flows for the nine months
      ended October 4, 1997.
    Notes to Condensed Consolidated Financial Statements.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                  10/3/98     12/31/97
                                                  -------     --------
ASSETS
Current assets:
   Cash and cash equivalents.................     $  1,054   $  3,990
   Accounts receivable, net..................        7,686      6,804
   Inventory.................................        4,965      4,796
   Prepaid expenses and other current assets.          713      1,135
                                                  --------   --------
          Total current assets...............       14,418     16,725
Equipment and improvements
   Equipment and improvements................       24,833     20,695
   Accumulated depreciation..................        7,457      4,852
                                                  --------   --------
Equipment and improvements, net..............       17,376     15,843
Deferred tax asset...........................       15,085     15,335
Goodwill.....................................       59,362     61,718
Intangible assets............................       12,716     13,539
Debt financing fees..........................        1,613      1,800
Other assets.................................        1,774      1,632
                                                  --------   --------
          Total assets.......................     $122,344   $126,592
                                                  ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion
    of long-term debt........................     $ 19,100   $ 17,700
   Accounts payable..........................        3,164      4,213
   Accrued liabilities.......................        4,521      7,444
                                                  --------   --------
          Total current liabilities..........       26,785     29,357
Long-term debt, net of current portion.......       39,700     65,300
Subordinated debenture - related party.......            -     22,903
Minority interest............................           37         37
Stockholders' equity.........................       55,822      8,995
                                                  --------   --------
          Total liabilities and
               stockholders' equity..........     $122,344   $126,592
                                                  ========   ========

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
                CONSOLIDATED STATEMENTS OF INCOME
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                        Quarter Ended       Nine Months Ended
                                      -----------------     -----------------
                                     10/3/98    9/27/97     10/3/98    9/27/97
                                     -------    -------     -------    -------
Net sales........................... $15,786     $8,077     $51,065    $21,527
Cost of sales.......................   6,625      4,150      21,572     11,140
                                     -------     ------     -------    -------
Gross profit........................   9,161      3,927      29,493     10,387
Operating expenses..................   3,761      1,531      11,662      4,279
Amortization........................   1,047          -       3,142          -
                                     -------     ------     -------    -------
Income from operations..............   4,353      2,396      14,689      6,108
Interest expense /
  (other income), net...............   1,354       (290)      7,643       (826)
                                     -------     ------     -------    -------
Income before income taxes..........   2,999      2,686       7,046      6,934
Provision for income taxes..........   1,246        993       3,003      2,562
                                     -------     ------     -------    -------
Income before extraordinary item....   1,753      1,693       4,043      4,372
Extraordinary item - charge for
  early retirement of debt, net of
  income tax benefit of $567 (Note 3)      -          -         888          -
                                     -------     ------     -------    -------
Net income.......................... $ 1,753     $1,693     $ 3,155    $ 4,372
                                     =======     ======     =======    =======

Basic earnings per share:
  Income before extraordinary item.. $  0.21     $ 0.28     $  0.54    $  0.74
  Extraordinary item................ $     -     $   --     $ (0.12)   $    --
                                     -------     ------     -------    -------
  Net income........................ $  0.21     $ 0.28     $  0.42    $  0.74
                                     =======     ======     =======    =======
Diluted earnings per share
  Income before extraordinary item   $  0.19     $ 0.26     $  0.49    $  0.66
  Extraordinary item................ $     -     $   --     $ (0.10)   $    --
                                     -------     ------     -------    -------
  Net income........................ $  0.19     $ 0.26     $  0.39    $  0.66
                                     =======     ======     =======    =======
Weighted average number of
  common and common equivalent
  shares outstanding:
     Basic..........................   8,388      5,982       7,472      5,933
                                     =======     ======     =======    =======
     Diluted........................   9,053      6,632       8,173      6,625
                                     =======     ======     =======    =======

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                      Nine Months Ended
                                                      ------------------
                                                      10/3/98    9/27/97
                                                      -------    -------
Cash flows from operating activities:
  Net income......................................    $ 3,155    $ 4,372
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................      2,605      1,174
     Amortization of deferred compensation........         39         43
     Amortization of intangible assets............      3,430          -
     Amortization of warrant......................      2,917          -
     Tax benefit from stock options exercised.....        287        561
     Deferred taxes...............................        250          -
     Foreign currency adjustments.................       (157)         -
     Changes in operating assets and liabilities:
       Accounts receivable........................       (882)      (672)
       Inventory..................................       (169)      (490)
       Prepaid expenses and other current assets..        422         37
       Other assets...............................       (206)       (20)
       Accounts payable...........................     (1,049)       (66)
       Accrued liabilities........................     (2,923)      (357)
                                                      -------    -------
         Net cash provided by operating activities      7,719      4,582

Cash flows from investing activities:
  Capital expenditures............................     (4,138)    (1,616)
                                                      -------    -------
         Net cash used in investing activities....     (4,138)    (1,616)

Cash flows from financing activities:
  Payments of short-term debt.....................     (2,200)         -
  Payments of long-term debt......................    (22,000)         -
  Payments of subordinated debt...................    (25,000)         -
  Proceeds from issuance of warrant...............          5          -
  Proceeds from issuance of common stock, net.....     42,565          -
  Exercise of common stock options................        113        237
                                                      -------    -------
         Net cash (used in) provided by financing
           activities.............................     (6,517)       237
                                                      -------    -------
Net (decrease) increase in cash...................     (2,936)     3,203
Cash and cash equivalents at beginning of period..      3,990     20,529
                                                      -------    -------
Cash and cash equivalents at end of period........    $ 1,054    $23,732
                                                      =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (October 3, 1998 Unaudited)

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

     Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified floating rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net
                                    7
present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract is entered into with a major financial institution in order to minimize credit risk. At October 3, 1998, the Company was a variable rate payer of 5.65234% and received a fixed rate of 5.72% on notional amount of $35,000,000. The fair value at October 3, 1998, was an unfavorable $2,171.


Note 3.  EXTRAORDINARY ITEM

     In the second quarter of 1998, the Company incurred additional interest expense and prepayment penalties of $1,455,000 ($888,000 tax affected) in connection with the early retirement of the subordinated debenture - related party.

Note 4.  NET INCOME PER SHARE

     The following table reconciles net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the three and nine month periods ended October 3, 1998 and September 27, 1997:

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the quarter ended October 3, 1998
 Net income.................................. $1,753,000   8,388,410  $ 0.21
 Assumed exercise of options (treasury method)         -     664,877       -
                                              ----------   ---------  ------
 Diluted net income.......................... $1,753,000   9,053,287  $ 0.19
                                              ==========   =========  ======

For the quarter ended September 27, 1997
 Basic earnings.............................. $1,693,000   5,981,684  $ 0.28
 Assumed exercise of options (treasury method)         -     650,055       -
                                              ----------   ---------  ------
 Diluted earnings............................ $1,693,000   6,631,739  $ 0.26
                                              ==========   =========  ======

For the nine month period ended October 3, 1998
 Income before extraordinary item............  $4,043,000   7,472,102  $ 0.54
 Assumed exercise of options (treasury method)          -     700,404       -
                                               ----------   ---------  ------
 Diluted income before extraordinary item....  $4,043,000   8,172,506  $ 0.49
                                               ==========   =========  ======

 Extraordinary item..........................  $ (888,000)  7,472,102  $(0.12)
 Assumed exercise of options (treasury method)          -     700,404       -
                                               ----------   ---------  ------
 Diluted extraordinary item..................  $ (888,000)  8,172,506  $(0.10)
                                               ==========   =========  ======

 Net income..................................  $3,155,000   7,472,102  $ 0.42
 Assumed exercise of options (treasury method)          -     700,404       -
                                               ----------   ---------  ------
 Diluted net income..........................  $3,155,000   8,172,506  $ 0.39
                                               ==========   =========  ======

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the nine month period ended September 27, 1997
 Basic earnings..............................  $4,372,000   5,932,508  $ 0.74
 Assumed exercise of options (treasury method)          -     692,924       -
                                               ----------   ---------  ------
 Diluted earnings............................  $4,372,000   6,625,432  $ 0.66
                                               ==========   =========  ======

During the third quarter and nine months ended October 3, 1998, Common Stock equivalents of 64,638 and 108,025, respectively were not included in the calculation of diluted EPS as they were anti-dilutive.


Note 5.  INVENTORY

                                                10/3/98  12/31/97
                                                -------  --------
                                                  (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $3,458    $3,387
     Work in process.........................       545       532
     Finished goods..........................       962       877
                                                 ------    ------
       Total.................................    $4,965    $4,796
                                                 ======    ======


Note 6.  NEW ACCOUNTING PRINCIPLES

     In June 1997, the Financial Accounting Standards Board
(FASB) adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the three and nine month periods ended October 3, 1998, comprehensive income was $1,659,000 and $3,061,000, respectively. For the three and nine month periods ended September 27, 1997, comprehensive income was $1,693,000 and $4,372,000, respectively. The Company's other comprehensive income consists solely of cumulative translation adjustments.

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


                                 10
<PAGE
     In litigation between Wells and Pfaff concerning the Pfaff Leadless Patent, the United States Court of Appeals for the Federal Circuit has found all of the individual descriptions of the invention (the "Claims" of the patent) of the Pfaff Leadless Patent which were at issue in that case to be invalid. The basis for the decision of the Court of Appeals was a finding that the invention covered by the Pfaff Leadless Patent had been "on sale" for more than one year before the filing of a patent application. An invention that has been "on sale" for more than one year before the filing of the patent application may not be patented. Certain other Claims of the patent were not at issue in the Pfaff
v. Wells case, and their validity was not decided by the Court of Appeals, because Pfaff did not allege that products of Wells infringed such Claims. These other Claims include design elements not incorporated into products of Wells or CTi, including the use of contact pins formed with a pair of parallel
blades extending from a common base.   The United States Supreme
Court has accepted an appeal on the Pfaff v. Wells case, limited to the question of whether the Pfaff Leadless Patent should have been held invalid on the basis of the "on sale" bar if Pfaff's invention was not "fully completed" more than one year before he filed his patent application. On October 6, 1998, the United States Supreme Court heard oral argument on the appeal, and could hand down its decision at any time during the next several months. The Supreme Court could affirm or reverse the decision of the Court of Appeals. If the Supreme Court affirms the decision of the Court of Appeals, the determination of invalidity of the Claims at issue in the Pfaff v. Wells case will become final. This determination will be binding with respect to such Claims in the CTi v. Pfaff action in the District of Arizona.
The reasoning of the Pfaff v. Wells decision, moreover, could support CTi's position that the remaining Claims of that patent are invalid. This conclusion is based on the Company's belief that the invention covered by such remaining Claims was also "on sale" for more than one year before the date of the application for the Pfaff Leadless Patent. If the Supreme Court reverses the decision of the Court of Appeals, the lower courts will then determine the validity of the Claims of the Pfaff Leadless Patent at issue on other grounds and will determine whether the products of Wells infringe on these Claims of the Pfaff Leadless Patent.

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

                      Wells Electronics, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Condensed and unaudited)
                (In thousands, except share data)

                                            Quarter Ended    Nine Months Ended
                                            -------------    -----------------
                                              10/4/97             10/4/97
                                              -------             -------
Net sales..............................       $10,205             $32,021
Cost of sales..........................         3,618              12,005
                                              -------             -------
Gross profit...........................         6,587              20,016
Operating expenses.....................         1,966               7,121
Amortization...........................             9                  26
                                              -------             -------
Income from operations.................         4,612              12,869
Interest expense /(other income), net..          (292)               (547)
                                              -------             -------
Income (loss) before income taxes......         4,904              13,416
Provision for income taxes.............         2,046               4,248
                                              -------             -------
Net income (loss)......................       $ 2,858             $ 9,168
                                              =======             =======

Earnings per share.....................       $365.24           $1,171.63
                                              =======           =========
Average number of shares...............         7,825               7,825
                                              =======             =======






            The accompanying notes are an integral part
             of the consolidated financial statements.














                     Wells Electronics, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                Nine Months Ended
                                                -----------------
                                                      10/4/97
                                                      -------
Cash flows from operating activities:
  Net income (loss)...............................    $ 9,168
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization................      1,739
     Foreign currency adjustments.................          2
     Deferred taxes...............................        433
     Changes in operating assets and liabilities:
       Accounts receivable........................     (2,232)
       Inventory..................................        466
       Prepaid expenses and other current assets..          8
       Other assets...............................        831
       Accounts payable...........................        167
       Accrued liabilities........................      3,722
                                                      -------
         Net cash provided
           by operating activities................     14,304

Cash flows from investing activities:
  Capital expenditures............................     (2,861)
                                                      -------
         Net cash used in investing activities....     (2,861)

Cash flows from financing activities:
  Principal payments on debt......................     (1,365)
  Net intercompany transfers......................     (9,493)
                                                      -------
         Net cash used in financing activities....    (10,858)
                                                      -------
Net decrease in cash..............................        585
Cash and cash equivalents at beginning of period..        784
                                                      -------
Cash and cash equivalents at end of period........    $ 1,369
                                                      =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                      Wells Electronics, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (October 3, 1998 Unaudited)

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc. and its subsidiaries, including Wells Electronics, Inc. and its subsidiaries ("Wells"). However, all financial information for periods ended before December 26, 1997, unless otherwise indicated or the context otherwise requires, is for PCD Inc. and its subsidiaries, excluding Wells and the subsidiaries of Wells.

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO THE
QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997

NET SALES. Net sales increased 95% to $15.8 million for the third quarter ended October 3, 1998, from $8.1 million for the quarter ended September 27, 1997. This change in net sales of $7.7 million reflects the incorporation of the Wells acquisition offset by a 21% decline in sales of the Company's (excluding Wells) previous existing business. This decline is attributable to lower sales volume of development sockets to Altera and lower overall sales volume in our industrial product line. Sales attributable to the acquisition in the third quarter of 1998 were $9.4 million.

Net sales for the nine months ended October 3, 1998 were $51.1 million, an increase of 137% from the comparable nine-month period in 1997. This increase in net sales of $29.6 million reflects the results of the incorporation of the Wells acquisition and a 4% growth in sales of the Company's (excluding Wells) previous existing business. Sales attributable to the acquisition in the first nine months of 1998 were $28.6 million.
 The projects recorded as in-process research and development ("IPR&D") are proceeding according to the Company's estimates and expectations.

GROSS PROFIT. Gross profit increased to $9.2 million for the third quarter ended October 3, 1998, from $3.9 million for the quarter ended September 27, 1997. As a percentage of net sales, gross margin increased to 58.0% for the quarter ended October 3, 1998 from 48.6% for the quarter ended September 27, 1997. The improvement in the gross profit reflects the integration of the higher margin burn-in socket product lines from the Wells acquisition.

For the nine months ended October 3, 1998, gross profit increased to 57.8% of net sales, or $29.5 million, from 48.3% of net sales, or $10.4 million for the same period last year. The improvement in the gross profit reflects the integration of the higher margin burn-in socket product line from the Wells acquisition.

OPERATING EXPENSES. Operating expenses were $4.8 million, or 30.5% of net sales, for the third quarter ended October 3, 1998, compared to $1.5 million, or 19.0% of net sales, for the third quarter ended September 27, 1997. This dollar increase in operating expenses reflects the additional costs due to the inclusion of the Wells acquisition as well as the amortization of intangible assets associated with the Wells acquisition of $1.0 million.

Operating expenses for the nine months ended October 3, 1998 were $14.8 million, or 29.0% of net sales, compared to $4.3 million or 19.9% of net sales for the nine months ended September 27, 1997.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense and other income, net, increased to an expense of $1.4 million in the third quarter ended October 3, 1998 from income of $0.3 million in the third quarter ended September 27, 1997. This increase in interest expense is associated with the debt incurred in connection with the Wells acquisition.

Interest expense and other income, net was an expense of $7.6 million for the nine months ended October 3, 1998 compared to $0.8 million income for the same period, last year.

PROVISION FOR INCOME TAXES. The provision for income taxes for the third quarter ended October 3, 1998 was $1.2 million on pre-tax income of $3.0 million, or an effective rate of 41.5%. This compares to 36.9% in the quarter ended September 27, 1997. The change in the effective rate for income taxes is due to the application of the appropriate effective tax rates for each of the state and foreign tax jurisdictions in which the Company operates.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in the quarter ended October 3, 1998 was $3.8 million, compared to $3.2 million in the quarter ended September 27, 1997. These funds were sufficient to fund the capital expenditure requirements for the third quarter of approximately $1.5 million. The Company currently anticipates that its capital expenditures for 1998 will be approximately $7 million, which consists primarily of purchased tooling and equipment required to support the Company's business. The amount of anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

In December 1997, the Company obtained a Senior Credit Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. In addition, the Company obtained $25 million in subordinated debt financing from Emerson Electric Co. ("Emerson") pursuant to a Subordinated Debenture (the "Debenture") issued to Emerson.

In April 1998, the Company repaid 100% of the Subordinated Debenture. During the third quarter, the Company renegotiated the Senior Credit Facility with Fleet Bank. As a result, the long-term debt portion of the Senior Credit Facility, which was originally separated into Term Loan A and Term Loan B, was combined into a single term loan. The interest rate premium of 50 basis points charged on Term Loan B was eliminated. The Senior Credit Facility will terminate on or before December 31, 2003.

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

IMPACT OF YEAR 2000

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may interpret a date using "00" in the year field as the Year 1900 rather than the Year 2000. This misinterpretation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an interruption of design or manufacturing functions or an inability to process transactions, send invoices or engage in similar normal business activities until the problem is corrected.

The Company has identified its Year 2000 risk in three categories: internal information technology ("IT") systems;
internal non-IT systems, including embedded technology such as microcontrollers; and external noncompliance by customers and suppliers.

INTERNAL IT SYSTEMS. The Company utilizes a significant number of information technology systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. During 1997, the Company reviewed the Year 2000 issue that encompassed operating and administrative areas of the Company. The Company found that, with the exception of the South Bend, Indiana location of Wells-CTI ("Wells-CTI South Bend"), its information technology systems will be able to manage and manipulate all material data involving the transition from the year 1999 to the year 2000 without functional or data abnormality and without inaccurate results related to such data. During the past nine months, Wells-CTI South Bend has completed the modifications and testing of its information technology systems, and the Company believes that the Wells-CTI South Bend location is now Year 2000 compliant. The cost of the modifications and testing at Wells-CTI South Bend was
approximately $90,000.   The Company does not have a contingency
plan in place for Year 2000 failures of its internal IT systems. If the Company has not achieved or does not timely achieve Year 2000 compliance for its major IT systems, the Year 2000 Issue could have a material adverse effect on the financial condition, results of operations and business of the Company.

Independent of the Year 2000 Issue and in order to improve access to business information through common, integrated computing systems across the Company, PCD began a worldwide information technology systems replacement project with systems that use programs from Oracle Corporation. The Company is in the implementation phase for this system and is expected to be complete by December 31, 1999.

INTERNAL NON-IT SYSTEMS, INCLUDING EMBEDDED TECHNOLOGY. The Company is in the data-gathering phase with regard to non-IT systems including embedded technology such as microcontrollers. PCD is currently gathering data to assess the impact of the Year 2000 on its non-IT systems such as design, manufacturing, testing and security, with Year 2000 compliance targeted for April 30, 1999. The Company does not at this time have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-IT systems. If the Company is unable to achieve Year 2000 compliance for its major non-IT systems, the Year 2000 Issue could have a material adverse effect on the financial condition, results of operations and business of the Company. The Company does not currently have a contingency plan in place for Year 2000 failures of its internal non-IT systems and embedded technology.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its material suppliers, service providers and contractors to determine the extent of the Company's vulnerability to those third parties' failure to remedy their own Year 2000 issues. PCD expects to complete its assessment of that vulnerability by April 30, 1999. To the extent that responses to Year 2000 readiness inquiries are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness, but the Company cannot assure that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. If any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternative suppliers, the Company's financial condition, results of operations and business could be materially adversely affected.

The above discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. See "Forward Looking Information." The Company's ability to achieve Year 2000 compliance, the level of incremental costs associated with compliance and the timing of compliance, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

                             PCD Inc.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note 7 to the Company's Condensed Consolidated
          Financial Statements (above).


Item 5.   Other Information

          In August 1998, the Company initiated the process of closing the Singapore subsidiary, Wells-Pte Ltd., and the Korean branch of the Japanese subsidiary, Wells-CTI KK. The Company expects to complete the closure of these operations in the fourth quarter of 1998.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1    Financial Data Schedule.


     (b)  Reports on Form 8-K

          None

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    November 2, 1998         /s/ John L. Dwight, Jr.
          ----------------         ---------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    November 2, 1998         /s/ Mary L. Mandarino
          ----------------         -----------------------------
                                   Mary L. Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)