Form 10-K
period 1998-12-31
PCD INC
filed 1999-03-26
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            ---------
                            FORM 10-K
                            ---------

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1998

                            OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to__________

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

Registrant's telephone number, including area code: (978)532-8800

Securities registered pursuant to Section 12(b) of the act: None
Securities registered pursuant to Section 12(g) of the act:
         Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $81,082,254, based upon the closing sales price on the Nasdaq Stock Market for that date As of March
9, 1999, the number of issued and outstanding shares of the registrant's Common Stock, par value $.01 per share, was 8,441,182.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 1999. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                  PART I

ITEM 1. BUSINESS

   As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc. and its subsidiaries. However, all financial information for periods ended before December 26, 1997, unless otherwise indicated or the context otherwise requires, is for PCD
Inc. and its subsidiaries, excluding Wells Electronics.

GENERAL

   PCD Inc. (the "Company") designs, manufactures and markets electronic connectors for use in integrated circuit ("IC") package interconnect applications, industrial equipment and avionics. Electronic connectors, which enable an electrical current or signal to pass from one element to another within an electronic system, range from minute individual connections within an IC to rugged, multiple lead connectors that couple various types of electrical/electronic equipment. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation. The electronic connector market is both large and broad. Bishop & Associates, a leading electronic connector industry market research firm, estimates the total 1998 worldwide market at $23.4 billion with more than 2,000 manufacturers.

   The Company markets over 6,800 electronic connector products in three product categories, each targeting a specific market. These product categories are IC package interconnects, industrial interconnects and avionics terminal blocks and sockets. IC PACKAGE INTERCONNECTS are specially designed electro-mechanical devices that connect ICs to printed circuit boards during the various stages of the IC's production and application in electronic systems. These stages are test, burn-in and production. INDUSTRIAL INTERCONNECTS are used in industrial equipment systems both internally, as input/output ("I/O") connectors to link the rugged electrical environment of operating equipment to the electronic environment of controllers and sensors, and externally, to facilitate the interface between discrete factory wiring and cabling for standard computer interconnects. AVIONICS TERMINAL BLOCKS AND SOCKETS perform similar functions as industrial connectors, but are designed and built to operate in the harsher environment and meet the more critical performance requirements of avionics applications. Representative customers of the Company include Bombardier Inc., Micron Technology, Inc., Rockwell International Corp. (through its subsidiary, the Allen-Bradley Company) and Advance Micro Devices, Inc.

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

   The Company's goal is to identify and expand into selected electronic connector markets where it can establish a position of leadership. The Company intends to increase its presence in the markets in which it participates through internal investment in product development and potential strategic acquisitions. To enhance the above goal, the Company is undertaking a program to strengthen the balance sheet by reducing the level of bank debt outstanding.

   The Company was incorporated in Massachusetts on November 9,
1976 under the name Precision Connector Designs, Inc. In February
1996, the Company changed its name to PCD Inc.

Market Overview

   The electrical and electronic systems which utilize connectors have become increasingly widespread and complex, in part as a result of the increased automation of business systems and manufacturing equipment. Consequently, the electronic connector industry has grown in size and electronic connectors have become more sophisticated. Demand for smaller yet more powerful products has resulted in continued improvements in electronic systems in general and electronic connectors in particular. Product cycles continue to shorten and, as time to market becomes increasingly important, equipment manufacturers seek to reduce inventory and contend with pressures to keep up with new product innovations. The growing demand for electronic connector complexity, coupled with reduced product development cycles and delivery lead times, creates a need for closer cooperation between connector suppliers and equipment manufacturers, often leading to new connector requirements and market opportunities.

   The electronic connector market is both large and broad. Bishop & Associates estimates the total 1998 worldwide market at $23.4 billion. This market is highly fragmented with over 2,000 manufacturers. While many of these companies produce connectors which are relatively standard and often produced in large quantities, a substantial portion of the industry is comprised of companies which produce both proprietary and standard products in relatively low volumes for specialized applications. Fleck Research has identified over 1,100 separate electronic connector product lines presently offered in the marketplace.

   PCD focuses its products and sales efforts in the selected key markets listed below.

   IC PACKAGE INTERCONNECT MARKET. In the fabrication and use of ICs, there are four stages in which sockets may be used: test, burn-in and production. It is the Company's objective to provide a total solution for selected IC packages encompassing these three stages. By providing a total solution, the Company believes it will be able to forge closer customer relationships and gain acceptance by new customers.

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

    BURN-IN - Most leading-edge microprocessors, logic and memory ICs undergo an extensive reliability screening and stress testing procedure known as burn-in. The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125(degree symbol)C (257(degree symbol)F), for periods typically ranging from 12 to 48 hours. During burn in, the IC is secured in a socket, an electro-mechanical interconnect, which is a permanent fixture on the burn-in printed circuit board. The socket is designed to permit easy insertion and removal of the IC before and after burn-in Further, these sockets must be able to withstand up to 10,000 insertions and withdrawals under extreme thermal cycle conditions.

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

   The worldwide semiconductor market has grown in five of the last eight years and is projected by IC Insights, Inc., a leading research company in the semiconductor field, to grow at a compound annual growth rate over the next five years in excess of 15%.

   INDUSTRIAL INTERCONNECT MARKET. The industrial interconnect market is comprised of a broad range of control, measurement and manufacturing equipment. Terminal blocks are most commonly used in this equipment to provide an electrical link between discrete functions, such as monitoring and measuring, and controlling devices, such as programmable logic controllers ("PLCs"), stand-alone PCs and single function controllers. The use of terminal blocks has increased as electronic controllers and sensors in the industrial environment have evolved to control more complex, multi-function activities. In addition to increasing in number, these controllers and their connectors are becoming smaller and are being configured in increasing variations.

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

   AVIONICS MARKET. The avionics market requires a diverse range of electronic connectors that are designed and manufactured specifically for avionics applications. Over the last few years, commercial aircraft applications have represented an increasingly important part of this market. The Company participates in selected areas of the avionics market with terminal blocks and sockets that perform similar functions as its industrial connectors but are designed to operate in the harsher environment and meet the more critical performance requirements of avionics applications.

   The Boeing Company estimates that total worldwide demand for new airplanes over the next decade will be 7,600 aircraft. The Boeing world fleet is projected to grow from 12,300 airplanes at the end of 1998 to 17,700 airplanes in 2007. Over the next ten years, more than 7,600 new commercial jets - 7,425 passenger airplanes and 175 new freighters - are forecast to enter service worldwide. The majority of these airplanes will meet industry demand for growth, while the remainder will replace the 2,200 airplanes that are projected to be removed from service. Many of these airplanes are expected to be removed form service due to the International Civil Aviation Organization ("ICAO") requirement in the United States that all airplanes comply with the ICAO Stage 3 noise standard as of December 31, 1999. Of the 2,200 airplanes projected to be removed between 1998 and 2007, three out of four are expected to be removed during the next five years.

STRATEGY

   The Company's goal is to identify and expand into selected electronic connector markets where it can establish a position of leadership. The Company intends to increase its presence in the markets in which it participates through internal investment in product development and potential strategic acquisitions. The key elements of the Company's strategy are:

    BE THE KEY SUPPLIER IN SELECTED NICHE MARKETS: The electronic connector industry services a variety of different industries with connectors that are often unique to particular applications within a given industry. The Company actively identifies and pursues those markets which have the following characteristics: demand for electronic connectors with relatively high engineering content, high degree of customer interface, changing technology, significant growth opportunities and a market size appropriate to the Company's resources. Presently, the Company focuses on the IC package, industrial and avionics interconnect markets. In each of these markets for the products that the Company offers, it holds a market position of either first or second or has a strategic plan to attain that position. There can be no assurance that the Company, however, will attain or maintain these positions.

    GROW THROUGH INTERNAL PRODUCT DEVELOPMENT AND ACQUISITION:
    The Company is committed to grow the sales revenue at a rate that is higher than the connector industry projected growth rate. To accomplish this, the Company invests heavily in new product development. Over the last three years the Company has spent on average 5.3% of net sales on new product tooling. For 1998, 59% of sales were generated from products that were introduced in the last five years. It is the Company's strategy to continually expand the range of products that it offers in its existing markets. The Company has been active in making acquisitions and intends to remain so in the future. The Company views acquisitions as either providing the entree into a new connector market that the Company has selected or strategically expanding the product offering of an existing served market.

    STRENGTHEN THE BALANCE SHEET: The acquisition of Wells Electronics, Inc. in December of 1997 resulted in the Company taking on approximately $108 million of debt. The public stock offering of 2,300,000 shares of common stock in April and May of 1998 raised approximately $42 million, and the Company generated an additional $6.5 million of free cash flow in 1998. The combination of the cash raised from the public offering and the free cash flow, along with existing cash balances, reduced the debt to $55.7 million as of December 31, 1998 and improved the total debt-to-equity ratio to 1.08 to 1.00. Strengthening the balance sheet will provide the Company the flexibility it needs in the area of acquisitions and product development.

PRODUCTS AND APPLICATIONS

   The Company markets over 6,800 electronic connector products in three product categories, each targeting a specific market. These product categories are: IC package interconnects, industrial interconnects and avionics terminal blocks and sockets. The products offered within each product category can be characterized as proprietary, application-specific or industry standard, as described below.

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

       ICs are constantly increasing in functionality while generally decreasing in unit cost. This leads to an increase in IC product application, thereby driving IC unit growth. This unit growth and the proliferation of sizes and packages drive the demand for IC sockets. A further driver of unit growth is the establishment new foundries, as well as the
    reconfiguration of existing foundries.   According to IC
    Insights, Inc., unit demand for major package types is expected to increase at a compound annual growth rate of 7% from 1998 to 2003.

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

    BALL GRID ARRAY SOCKETS: Similar to the PGA, the BGA uses an underlying substrate, rather than a lead frame, for die attachment. The die is then encapsulated and solder balls are attached to the underside of the substrate. The solder balls ultimately attach the package to the printed circuit board. The die is placed in the package prior to the attachment of the solder balls to ensure a flat surface for the die during processing. In some cases, the packaged BGA is referred to as the BGA Chip-Scale Package ("BGA/CSP") because the package is only slightly larger (i.e. less than 20% larger) than the die itself. Whereas the PGA contacts the printed circuit board at all layers using through-hole connection, the BGA contacts the printed circuit board only at the surface. This allows the BGA to achieve a lower profile, lighter weight and smaller area on the printed circuit board due to surface mounting.

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

    TERMINAL BLOCKS: Terminal blocks are used in applications where I/O power or signal wires are fed into a PLC or similar (and often simpler) control system, and a connector is required to interface between the electrical environment of relatively heavy wires and the electronic environment of controllers and sensors. The Company's terminal blocks connect to and capture the wires in screw-clamp terminations, and interface with printed circuit boards in a variety of manners. The Company concentrates on four major product lines within this market: pluggable terminal blocks, fixed mount terminal blocks, edgecard terminal blocks, and application specific terminal blocks. Application-specific terminal blocks are developed for customers who are of strategic importance to the Company, represent significant potential volume and are recognized market leaders.

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

AVIONICS TERMINAL BLOCKS AND SOCKETS

   Avionics terminal blocks perform similar functions as industrial terminal blocks, linking discrete wires that are individually terminated to a connector. However, avionics terminal blocks are designed to withstand the harsher environment and far more critical operating requirements to which they are subject. The primary differences are that: contacts are gold plated; wires are terminated by the crimped (metal deformation) technique rather than screw clamps; and individual wires are installed and removed from the connector through use of spring-actuated locking devices. The avionics connectors are normally completely environmentally sealed through use of a silicone elastomer sealing grommet or are designed to operate in a sealed compartment.

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

    APPLICATION-SPECIFIC AVIONICS CONNECTORS: Application specific junction modules have been developed in conjunction with Boeing Commercial Aircraft for use on the 737-747-757 767 series of commercial aircraft and the C17 aircraft. Application-specific relay sockets are marketed to Boeing subcontractors for the 777 commercial aircraft program and the C17 aircraft.

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

   The Company's current product development projects in the IC package interconnect market target new package device designs such as BGA, TSOP (thin, small outline package) and CSP (chip scale package) burn-in, test and BGA production packages. The Company believes, based on industry trends, that BGA will become the preferred package for high-lead count IC packages (in excess of 300 leads). The Company also believes, based on industry trends, that TSOP and CSP will be the preferred package for high-volume, high-density small outline IC devices.

SALES AND MARKETING

   The Company distributes its products through a combination of its own dedicated direct sales forces, a worldwide network of manufacturers representatives and authorized distributors. The Company maintains separate sales forces for the IC package interconnect markets and for the industrial equipment and avionics markets. For the IC package interconnect markets, the Company employs a global direct sales force with offices in England, Germany, Japan, and the United States, augmented with sales representatives in smaller markets. For the industrial equipment and avionics markets, the Company generally uses its direct sales forces and manufacturer representatives for large customers, new product introductions and application-specific products and uses its authorized distributors for smaller and medium-sized customers of standard and proprietary products. The Company's sales and marketing program is focused on achieving and maintaining close working relationships with its customers early in the design phase of the customer's own product development.

CUSTOMERS

   In 1998, products of the Company were sold to over 1,000 customers in a wide range of industries and applications. The top five customers of the Company in 1998 accounted for 43.5% of net sales. Micron Technology, Inc. accounted for 15.8% of net sales of the Company in 1998 and Advanced Micro Devices, Inc. accounted for 12.7% of net sales of the Company in 1998. Altera Corporation accounted for 14.5% and 17.4% of net sales of the Company in 1997 and 1996, respectively, and TNT Distributors, Inc. accounted for 12.7% of net sales of the Company in 1997. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 18.8%, 35.8% and 22.1% of the net sales of the Company in the years ended 1998, 1997 and 1996, respectively.

   Examples of end users of the Company's products, by category, are presented below:

Product Categories                                   Representative Customers
------------------                          -------------------------------------------
IC Package Interconnects...............     Advanced Micro Devices, Inc.
                                            Cyrex/National Semiconductor, Inc.
                                            International Business Machines Corporation
                                            Micron Technology, Inc.
                                            Motorola, Inc.

Industrial Interconnects...............     Giddings & Lewis, Inc.
                                            Groupe Schneider (Modicon, Inc./Square D
                                             Co./Telemecanique)
                                            Parker Hannifin Corporation
                                            Rockwell International Corp. (Allen-Bradley
                                             Company)
                                            Vickers Inc.

Avionics Terminal Blocks and Sockets        Bell Helicopter Textron Inc.
                                            The Boeing Company
                                            Bombardier Inc.
                                           (Canadair/deHavilland/Learjet Inc.)
                                            British Aerospace Ltd.
                                            Empresa Brasileira de Aeronautica S/A (Embraer)

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

   The Company believes it is a leader in delivery responsiveness in its target markets. The introduction of just-in-time ("JIT") manufacturing, inventory control techniques and quick-change, in-house production tooling have substantially reduced delivery lead times. Production cells operate under a JIT pull system, with customer orders assembled as received. PCD carries minimal finished goods inventory. An additional advantage of JIT manufacturing is the almost complete elimination of rework. Shop floor orders are relatively small and are not handled in bulk, and problems are resolved as they occur, rather than continuing through an extended production run.

   Wells-CTI KK, our Japanese subsidiary, subcontracts all of its product manufacturing and assembly operations to Japanese vendors. The Company subcontracts a portion of its labor-intensive product assembly to a U.S.-based subcontractor with a manufacturing facility in Mexico. The Company is not contractually obligated to do business with any subcontractor, could substitute other subcontractors without significant additional cost or delay, and could perform assembly itself if the need were to arise.

INTELLECTUAL PROPERTY

   The Company seeks to use a combination of patents and other means to establish and protect its intellectual property rights in various products. The Company intends to vigorously defend its intellectual property rights against infringement or misappropriation. Due to the nature of its products, the Company believes that intellectual property protection is less significant than the Company's ability to further develop, enhance and modify its current products. The Company believes that its products do not infringe on the intellectual property rights of others. However, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents or other proprietary rights that cover or affect products that perform functions similar to those performed by products offered by the Company. There can be no assurance that, in the future, the Company's products will not be held to infringe patent claims of its competitors, or that the Company is aware of all patents containing claims that may pose a risk of infringement by its products. See "Risk Factors - Patent Litigation."

COMPETITION

   The markets in which PCD operates are highly competitive, and the Company faces competition from a number of different manufacturers. The Company has experienced significant price pressure with respect to certain products, including its TSOP and QFP products. The principal competitive factors affecting the market for the Company's products include design, responsiveness, quality, price, reputation and reliability. The Company believes that it competes favorably on these factors.

   Generally, the electronic connector industry is competitive and fragmented, with over 1,200 manufacturers worldwide. Competition in the IC package interconnect market, however, is highly concentrated among a small number of significant competitors. Competition among manufacturers of application-specific connectors in the industrial terminal blocks market depends greatly on the customer, market and specific nature of the requirement. Competition is fragmented in the avionics market, but there are fewer competitors due to the demanding nature of the military and customer specifications which control much of the markets and the cost and time required to tool and qualify military standard parts. In each of the markets in which the Company participates, the Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully could have a material adverse effect on the financial condition, results of operations and business of the Company.

BACKLOG

   The Company defines its backlog as orders that are scheduled for delivery within the next 12 months. The Company estimates that its backlog of unfilled orders was approximately $8.4 million at December 31, 1998 and $11.9 million at December 31, 1997. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in manufacturing strategy and variations in demand for customer products due to, among other things, introductions of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Based on anticipated future volumes, the Company makes other significant decisions regarding the level of business it will accept, the timing of production and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay purchase orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty.

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

EMPLOYEES

   As of December 31, 1998, the Company had 336 employees and 10 contract workers. The Company's 346 employees and contract workers include 277 in manufacturing and engineering, 35 in sales and marketing and 34 in administration. Of the Company's U.S. employees, 62 are represented by the International Brotherhood of Electrical Workers, Local 1392. The Company believes that its relations with its employees and its union are good. The current collective bargaining agreement expires on February 18, 2000.

RECENT DEVELOPMENTS

SUBSIDIARY ACTIVITIES

   On July 31, 1998, the Company's wholly-owned subsidiary, CTi
Technologies, Inc. was merged into Wells Electronics, Inc. and concurrently Wells Electronics, Inc. changed its name to Wells-
CTI, Inc.

   In August 1998, the Company initiated the process of closing its Singapore subsidiary, Wells-Pte Ltd., and the Korean branch of its Japanese subsidiary, Wells-CTI KK. The Company expects to complete the closure of these operations in the first half of 1999.

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

   DEPENDENCE ON IC PACKAGE INTERCONNECT AND SEMICONDUCTOR INDUSTRIES. The Company's semiconductor or integrated circuit ("IC") package interconnect sockets are used by producers and testers of ICs and original equipment manufacturers ("OEMs"). For the year ended December 31, 1998, the Company derived 71.7% of its net sales from these products. The Company's future success will depend in substantial part on the vitality of the semiconductor and the related IC package interconnect industries. The Company's acquisition of Wells Electronics, Inc. ("Wells") in December 1997, a supplier of IC package interconnects, significantly increased the Company's dependence on the IC package interconnect industry. Historically, the IC package interconnect industry has been driven by both the technology requirements and unit demands of the semiconductor industry. Depressed general economic conditions and cyclical downturns in the semiconductor industry have had an adverse economic effect on the IC package interconnect market. In addition, the product cycle of existing IC package designs and the timing of new IC package development and introduction can affect the demand for IC package interconnect sockets. Reduced demand for semiconductors and their related packages would have a material adverse effect on the financial condition, results of operations and business of the Company.

   Dependence on Principal Customers. Micron Technology, Inc. ("Micron"), a provider of DRAMs, SRAMs and other semiconductor components, was the largest customer of the Company in 1998. Micron accounted for 15.8% of the net sales of the Company for the year ended December 31, 1998. Advanced Micro Devices, Inc. ("AMD"), a provider of integrated circuits for the global personal and networked computer, accounted for 12.7% of the net sales of the Company for the year ended December 31, 1998. Altera Corporation ("Altera"), a provider of high performance, high density programmable logic devices, had been the largest customer of the Company from 1994 to 1997. Altera accounted for 14.5% and 17.4% of the net sales of the Company for the years ended December 31, 1997 and 1996, respectively. Sales to TNT

Distributors, Inc. ("TNT"), a semiconductor equipment distributor, accounted for 12.7% of net sales for the years ended December 31, 1997, respectively. The Company does not have written agreements with any of its customers, including Altera, AMD, Micron or TNT, and therefore, no customer has any minimum purchase obligations. Accordingly, there can be no assurance that any of the Company's customers will purchase the Company's products beyond those covered by released purchase orders. The loss of, or significant decrease in, business from Altera, AMD, Micron or TNT, for any reason, would have a material adverse effect on the financial condition, results of operations and business of the Company.

   ACQUISITIONS AND INDEBTEDNESS. The Company may from time to time pursue the acquisition of companies, assets, products or technologies. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate other acquired businesses profitably in the future. Acquisitions involve a number of operating risks that could materially adversely affect the Company's operating results, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to manage acquisitions successfully or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the financial condition, results of operations and business of the Company. Accordingly, operating expenses associated with acquired businesses may have a material adverse effect on the financial condition, results of operations and business of the Company.

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

   International Sales and Operations. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 21.9%, 35.8% and 22.1% of the net sales of the Company in the years ended December 31, 1998, 1997 and 1996, respectively. International revenues are subject to a number of risks, including: longer accounts receivable payment cycles; exchange rate fluctuations; difficulty in enforcing agreements and intellectual property rights and in collecting accounts receivable; tariffs and other restrictions on foreign trade; withholding and other tax consequences; economic and political instability; and the burdens of complying with a wide variety of foreign laws. Sales made to foreign customers or foreign distributors may be denominated in either U.S. dollars or in the currencies of the countries where sales are made. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates and does not currently plan to do so. The Company's foreign sales and operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. The Company has an operating subsidiary in Japan, and sales or technical support operations in England, and Germany. Recent and continuing volatility in the Asian economies and financial and currencies markets may have a material adverse effect on the Company's current and planned sales and operations in that region, particularly with respect to the Company's IC package interconnect business. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the financial condition, results of operations and business of the Company.

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

   FLUCTUATIONS IN OPERATING RESULTS. The variability of the level and timing of orders from, and shipments to, major customers may result in significant fluctuations in the Company's quarterly results of operations. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. Cancellations, reductions or delays in orders by a customer or groups of customers could have a material adverse effect on the financial condition, results of operations and business of the Company. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors may include, among other things, customers' and competitors' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, shifts in the Company's product mix and changes or anticipated changes in economic conditions. In addition, it is not uncommon in the electronic connector industry for results of operations to display a seasonal pattern of declining revenues in the third quarter of the calendar year. Although the Company's results of operations did not display this pattern in 1998 and 1997, it did occur in 1996 and is likely to occur in the future. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have a material adverse impact on the Company's results of operations for the quarter. Results of operations for any period should not be considered indicative of the results to be anticipated for any future period.

   TECHNOLOGICAL EVOLUTION. The rapid technological evolution of the electronics industry requires the Company to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost-effective basis. In particular, the Company must target its development of IC package interconnect sockets based on which next-generation IC package designs the Company expects to be successful. The Company must manage transitions from products using present technology to those that utilize next-generation technology in order to maintain or increase sales and profitability, minimize disruptions in customer orders and avoid excess inventory of products that are less responsive to customer demand. Any failure of the Company to respond effectively to changes in industry standards and customer needs, develop and introduce new products and manage product transitions would have a material adverse effect on the financial condition, results of operations and business of the Company.

   MANAGEMENT OF GROWTH. THE Company has grown rapidly in recent years. Such growth could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operations and business of the Company.

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

   PATENT LITIGATION. On August 21, 1995, a predecessor ("CTi") of the Company's wholly-owned subsidiary, Wells-CTI, Inc. ("Wells-CTI"), filed an action in the United States District Court for the District of Arizona against Wayne K Pfaff, an individual residing in Texas ("Pfaff") alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) and BGA packages.

   In other litigation between Wells-CTI and Pfaff concernng the Pfaff Leadless Patent, the United States Supreme Court has affirmed the decision of the United States Court of Appeals for the Federal Circuit finding that all of the individual descriptions of the invention covered by the Pfaff Leadless Patent which were at issue in that case are invalid. Pfaff then agreed not to sue CTi or Wells-CTI for infringement of the Pfaff Leadless Patent, including infringement based upon claims not adjudicated in that litigation. The litigation between Wells-CTI and Pfaff and CTi and Pfaff relating to the Pfaff Leadless Patent is thus concluded. However, issues concerning the Pfaff BGA Patent will remain to be resolved in the District of Arizona litigation.

   The Company believes, based on the advice of counsel, that CTi has meritorious positions of noninfringement and invalidity with respect to the Pfaff BGA Patent issues raised in the District of Arizona litigation and, as necessary, will vigorously litigate its position. There can be no assurance, however, that the Company, CTi or Wells-CTI will prevail in any pending or future litigation, and a final court determination that CTi or Wells-CTI has infringed the Pfaff BGA Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that CTi or Wells-CTI pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

   COMPETITION. The electronic connector industry is highly competitive and fragmented, with more than 1,200 manufacturers worldwide. The Company believes that competition in its targeted segments is primarily based on design, responsiveness, quality, price, reputation and reliability. The Company has experienced significant price pressure with respect to certain products, including its thin, small outline package ("TSOP") and quad-flat pack ("QFP") products. The Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully would have a material adverse effect on the financial condition, results of operations and business of the Company.

   CONCENTRATION OF OWNERSHIP. The current officers, directors and Emerson Electric Co. ("Emerson"), the Company's largest stockholder, beneficially own approximately 39.3% of the outstanding shares of the Common Stock of the Company based on the number of shares of Common Stock outstanding as of December 31, 1998. Accordingly, such persons, if they act together, can exert substantial control over the Company through their ability to influence the election of directors and all other matters that require action by the Company's stockholders. Such persons could prevent or delay a change in control of the Company which may be favored by a majority of the remaining stockholders. Such ability to prevent or delay such a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

   DEPENDENCE ON KEY PERSONNEL. The Company is largely dependent upon the skills and efforts of John L. Dwight, Jr., its Chairman of the Board, President and Chief Executive Officer, Richard J. Mullin, its Vice President and President, Wells - CTI Division, Michael S. Cantor, Vice President and General Manager, Industrial/Avionics Division, Jeffrey A. Farnsworth, its Vice President and General Manager, Wells - CTI Phoenix, and other officers and key employees. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term or noncompetition agreements prohibiting them from competing with the Company after termination of their employment. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the financial condition, results of operations and business of the Company.

   DEPENDENCE UPON INDEPENDENT DISTRIBUTORS. Sales through independent distributors accounted for 21.9%, 38.7% and 28.1% of the net sales of the Company for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's agreements with its independent distributors are nonexclusive and may be terminated by either party upon 30 days written notice, provided that if the Company terminates the agreement with an independent distributor, the Company will be obligated to purchase certain of such distributor's pre-designated unsold inventory shipped by the Company within an agreed-upon period prior to the effective date of such termination. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. The Company grants to certain of its distributors limited inventory return and stock rotation rights. If the Company's distributors were to increase their general levels of inventory of the Company's products, the Company could face an increased risk of product returns from its distributors. There can be no assurance that the Company's historical return rate will remain at a low level in the future or that such product returns will not have a material adverse effect on the Company's financial condition, results of operations and business.

   YEAR 2000 COMPLIANCE AND COSTS. The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may interpret a date using "00" in the year field as the Year 1900 rather than the Year 2000. This misinterpretation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an interruption of design or manufacturing functions or an inability to process transactions, send invoices or engage in similar normal business activities until the problem is corrected.

   The Company has identified its Year 2000 risk in three categories: internal information technology ("IT") systems; internal non-IT systems, including embedded technology such as microcontrollers; and external noncompliance by customers and suppliers.

    INTERNAL IT SYSTEMS. The Company utilizes a significant number of information technology systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. During 1997 and 1998, the Company reviewed the Year 2000 issue that encompassed operating and administrative areas of the Company. The Company found that, with the exception of the South Bend, Indiana location of Wells-CTI ("Wells-CTI South Bend"), its information technology systems will be able to manage and manipulate all material data involving the transition from the year 1999 to the year 2000 without functional or data abnormality and without inaccurate results related to such data. During the past year, Wells-CTI South Bend has completed the modifications and testing of its information technology systems, and the Company believes that the Wells-CTI South Bend location is now Year 2000 compliant. The cost of the modifications and testing at Wells-CTI South Bend was
    approximately $90,000.   The Company does not have a
    contingency plan in place for Year 2000 failures of its internal IT systems. If the Company has not achieved or does not timely achieve Year 2000 compliance for its major IT systems, the Year 2000 Issue could have a material adverse effect on the financial condition, results of operations and business of the Company.

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


ITEM 2.  PROPERTIES

   PCD, headquartered in Peabody, Massachusetts, operates leased production facilities in Peabody, Massachusetts (60,000 square feet), Phoenix, Arizona (24,000 square feet), South Bend, Indiana (50,000 square feet), Yokohama, Japan (6,600 square feet) and Harrisburg (Swatara), Pennsylvania (7,000 square feet). The Peabody facility is responsible for assembly, manufacturing automation development and quality assurance functions relating to industrial terminal blocks and avionics terminal blocks. The Phoenix facility is responsible for assembly and quality assurance functions relating to burn-in, development and production sockets, as well as related product design and development. The South Bend and Yokohama facilities are responsible for design, assembly, manufacturing automation development and quality assurance for burn-in sockets. Stamping and molding fabrication of components for both Peabody and Phoenix are handled at the Peabody facility. The Harrisburg (Swatara) facility handles stamping for production in South Bend. The Company also maintains distribution and technical sales support facilities in Northhampton, England; and Regensburg, Germany. The Company believes that its facilities are adequate for its operations for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

   On August 21, 1995, a predecessor ("CTi") of the Company's wholly-owned subsidiary, Wells-CTI, Inc. ("Wells-CTI"), filed an action in the United States District Court for the District of Arizona against Wayne K Pfaff, an individual residing in Texas ("Pfaff") alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) and BGA packages.

   In other litigation between Wells-CTI and Pfaff concerning the Pfaff Leadless Patent, the United States Supreme Court has affirmed the decision of the United States Court of Appeals for the Federal Circuit finding that all of the individual descriptions of the invention covered by the Pfaff Leadless Patent which were at issue in that case are invalid. Pfaff then agreed not to sue CTi or Wells-CTI for infringement of the Pfaff Leadless Patent, including infringement based upon claims not adjudicated in that litigation. The litigation between Wells-CTI and Pfaff and CTi and Pfaff relating to the Pfaff Leadless Patent is thus concluded. However, issues concerning the Pfaff BGA Patent will remain to be resolved in the District of Arizona litigation.

   The Company believes, based on the advice of counsel, that CTi has meritorious positions of noninfringement and invalidity with respect to the Pfaff BGA Patent issues raised in the District of Arizona litigation and, as necessary, will vigorously litigate its position. There can be no assurance, however, that the Company, CTi or Wells-CTI will prevail in any pending or future litigation, and a final court determination that CTi or Wells-CTI has infringed the Pfaff BGA Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that CTi or Wells-CTI pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                               PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

(a)    The Company's Common Stock is traded on the Nasdaq
National Market of the Nasdaq Stock Market, Inc. The following table sets forth the reported high and low sale prices for the Common Stock, under the symbol "PCDI," for the periods indicated:

                                                High        Low
1998
First Quarter..........................        $24 1/4    $19 3/4
Second Quarter.........................         23         16 3/4
Third Quarter..........................         18 3/4     10 1/2
Fourth Quarter.........................         14 3/4     11

1997
First Quarter..........................         17 3/4     13
Second Quarter.........................         17 5/8     14
Third Quarter..........................         25         16
Fourth Quarter.........................         26 1/2     19 1/2


   On March 9, 1999, the last reported sale price for the Common
Stock on the Nasdaq National Market was $14.75 per share. As of January 31, 1999, there were approximately 1,200 holders of record of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following table contains certain selected consolidated financial data for PCD and its subsidiaries. The selected consolidated financial data for each of the years ended
December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                         Year Ended December 31,
                                 1998 (1)   1997 (2)    1996      1995   1994
                                 (in thousands, except per share amounts)
Consolidated Statement
 of Operations Data:
Net sales....................... $64,391    $ 29,796   $26,857 $25,616 $15,850
Gross profit....................  37,060      14,676    12,400  12,139   6,016
Write-off of acquired in-process
  research and development......       -     (44,438)        -       -       -
Income (loss) from operations...  17,679     (35,578)    6,955   6,472   2,157
Interest income (expense), net..  (8,813)        940       725     112      23
Net income (loss) before
 extraordinary item.............   5,191     (22,836)    4,785   3,863   1,301
Extraordinary item, net of
 income tax benefit of $567.....    (888)          -         -       -       -
Net income (loss)............... $ 4,303    $(22,836)  $ 4,785 $ 3,863 $ 1,301
                                 =======    ========   ======= ======= =======
Net income (loss) per share
 before extraordinary item:
 Basic.......................... $  0.69    $  (3.83)  $  0.87 $  0.85 $  0.29
                                 =======    ========   ======= ======= =======
 Diluted........................ $  0.57    $  (3.83)  $  0.76 $  0.75 $  0.29
                                 =======    ========   ======= ======= =======

Net income (loss) per share:
 Basic.......................... $  0.64    $  (3.83)  $  0.87 $  0.85 $  0.29
                                 =======    ========   ======= ======= =======
 Diluted........................ $  0.53    $  (3.83)  $  0.76 $  0.75 $  0.29
                                 =======    ========   ======= ======= =======

                                                    December 31,
                                      1998      1997     1996    1995    1994
                                            (in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit).......    $(11,839) $(12,632) $23,054 $ 7,671 $5,089
Total assets....................     119,104   126,592   32,456  15,929 10,783
Total debt......................      55,700   105,903        -       -      -
Stockholders' equity............      57,277     8,995   28,706  12,812  8,774
----------

(1) Net loss for the year ended December 31, 1998 includes a non-recurring charge relating to the Wells acquisition for the valuation of the Emerson Warrant and an extraordinary charge relating to the write off of the valuation of the Emerson Warrant and the prepayment penalty associated with the Debenture (for the meaning of capitalized terms, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Before deducting for the non-recurring and extraordinary charges, net income per share - basic was $0.89 (based on a weighted average number of shares outstanding of 7,486,915), and net income per share - diluted was $0.81 (based on a weighted average number of common and common equivalent shares outstanding of 8,167,525).

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc. and its subsidiaries. However, all financial information for periods ended before December 26, 1997, unless otherwise indicated or the context otherwise requires, is for PCD Inc. and its subsidiaries, excluding Wells Electronics, Inc.

   In 1998, net sales of the Company of $64.4 million grew from $29.8 million in 1997. This growth represents the additional sales from the Wells Electronics acquisition, as well as strong sales increase in avionics product lines. The Company realized approximately 58.6% of its net sales in 1998 from products introduced in the last five years. The Company distributes its products through a combination of its own dedicated direct sales force, a worldwide network of manufacturers representatives and authorized distributors. Sales to customers located outside the United States, either directly or through U. S. and foreign distributors, accounted for approximately 21.9%, 35.8% and 22.1% of the net sales of the Company in the years ended December 31, 1998, 1997 and 1996, respectively.

   The following table sets forth the relative percentages of the total net sales of the Company attributable to each of the Company's product categories for the periods indicated.

Product Categories                       1998     1997     1996
------------------                      ------   ------   ------
IC package interconnects...........      71.7%    42.3%    37.6%
Industrial interconnects...........      11.4     24.5     22.5
Avionic terminal blocks and sockets      16.9     33.2     39.9
     Total.........................     100.0%   100.0%   100.0%



RESULTS OF OPERATIONS

   The following table sets forth certain items from the Company's Consolidated Statements of Operations as (1) a percentage of net sales and (2) the percentage period-to-period change in dollar amounts of such items for the periods indicated. The information for 1998 excludes the non-recurring and extraordinary charges related to the Wells acquisition and, in 1997, excludes the effect of the non-recurring charge for purchased in-process research and development. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                          Year Ended December 31,   Period-to-Period Change
                          ----------------------- ---------------------------
                             1998   1997   1996   1998 vs. 1997 1997 vs. 1996
                            ------ ------ ------  ------------- -------------
Revenue..................   100.0% 100.0% 100.0%     116.1%        10.8%
Gross profit.............    57.6   49.3   46.2      152.5         18.4
Income from operations...    27.5   29.7   25.9       99.5         27.4
 before non-recurring and
 extraordinary charges
Interest/other income
 (expense), net..........   (10.1)   3.2    2.7     (789.9)        29.7
Net income...............    10.3   20.9   17.8        6.5         30.0


YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

   NET SALES. Net sales increased 116.1% to $64.4 million for 1998, from $29.8 million for 1997. Net sales in the Industrial/Avionic product lines increased 5.9%, to $18.2 million. The avionics portion of the industrial/avionic business segment showed the largest increase, with an overall 10% growth from 1997. The IC package interconnect product lines grew more than 250% to $46.2 million from $12.6 million, which is the direct result of the acquisition of Wells Electronics. Wells-CTI, represents the merger of Wells Electronics and CTi Technologies, Inc. and encompasses the entire IC package interconnect business segment. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, were 21.9% of net sales for 1998, compared to 35.8% of net sales in 1997.

   GROSS PROFIT. Gross profit increased 152.5% to $37.1 million for 1998, from $14.7 million for 1997. As a percentage of net sales, gross margin increased to 57.6% for 1998 from 49.3% for 1997. The increase in gross margin was attributable to the shift in product mix to the higher margin IC package interconnects, primarily due to the Wells acquisition. The results are also favorably impacted by the Company's continuous cost improvements program, which concentrates on cost reduction programs associated with the direct cost of the product.

   OPERATING EXPENSES. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses increased 233.2% to $19.4 million, or 30.1% of net sales, for 1998, from $5.8 million, or 19.5% of net sales, excluding a write-off of acquired in-process research and development from the Wells acquisition, for 1997. The dollar increase in operating expenses reflects both the additional amortization of goodwill of $4.2 million and expenses of the newly acquired subsidiary.

   INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest expense was $10.3 million compared to net interest income in 1997 of $940,000. The net interest expense represents a combination of three elements: the valuation of the Emerson Warrant for 150,000 shares of PCD Common Stock of $2.9 million; the prepayment penalty on the Debenture of $812,500; and the interest expense on the Senior Credit Facility of $6.6 million. See "Liquidity and Capital Resources."

   PROVISION FOR INCOME TAXES. The effective income tax rates for 1998 and 1997 were 41.9% and 34.1%, respectively. The increase in the effective income tax rate was due to the application of the effective tax rates for each of the state and foreign tax jurisdictions in which the Company operates. Specifically, Wells-CTI KK, the Japanese subsidiary of Wells-CTI, had an effective tax rate of 50.6% for 1998.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

   NET SALES. Net sales increased 10.8% to $29.8 million for 1997, from $26.9 million for 1996. This change in net sales reflected increased market penetration of the Company's IC package interconnects and industrial interconnects. The greatest portion of this growth was derived from higher sales volume of the IC package sockets, particularly the ball grid array ("BGA") burn-in sockets. Sales of this product family, which was introduced in the fourth quarter of 1996, grew to approximately $1.6 million in 1997 from $163,000 in 1996. The industrial interconnect line was also favorably impacted by new product introductions. Sales of the high-density terminal block line, which was introduced in late 1995, grew to approximately $765,000 in 1997 from $223,000 in 1996. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, were 35.8% of net sales in 1997, compared with 22.1% of net sales in 1996.

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

   WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT.
The non-recurring write-off of approximately $44.4 million of acquired in-process research and development was recorded in connection with the Wells acquisition. The remaining goodwill and purchased intangibles will be amortized over 6 to 20 years, which will increase operating expenses by approximately $4.2 million per year.

   INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income increased to $1.2 million in 1997 from $734,000 in 1996. This increase was attributable to the higher balances of cash and cash equivalents during 1997. Interest expense increased to approximately $227,000 in 1997, reflecting the debt incurred in connection with the Wells acquisition.

   PROVISION FOR INCOME TAXES. The effective tax rate for 1997 was approximately 34.1%, compared to 37.7% in 1996. The decrease in the effective tax rate for 1997 resulted primarily from the write-off of acquired in-process research and development relating to the Wells acquisition. Before taking into consideration the write-off of acquired in-process research and development, the Company's effective tax rate was 36.5%.

INCOMPLETE TECHNOLOGY UPDATE

   The acquired in-process research and development ("IPR&D") which was expensed in 1997 in connection with the Wells acquisition related to in-process burn-in socket designs and manufacturing process for various next generation high density IC package types. More specifically, there were six projects for dual-sided surface mount ("SO") packages, six for chip scale packages ("CSP"), three for lan grid array ("LGA"), two for ball grid array ("BGA"), two for test sockets and one for a miscellaneous package. Of the six SO projects, four remain active and two were abandoned in 1998. Of the six CSP projects, three remain active, two were postponed and one was abandoned in 1998. Of the three LGA projects, one remains active and two were abandoned in 1998. Of the two BGA projects, both were abandoned in 1998. Of the two test socket projects and the one miscellaneous package project, one remains active and two were abandoned in 1998. Regarding the active projects as a whole, an additional $1.0 million in capital costs were expended in 1998. For the active projects as a whole, net sales of $150,000 were generated in 1998. Failure to successfully develop the IPR&D projects would negatively impact the Company's future performance and its ability to compete in the burn-in socket market.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities in 1998 was $12.0 million, compared to $8.1 million in 1997. These funds were sufficient to meet increased working capital as well as capital expenditures of approximately $5.8 million. The Company currently anticipates that its capital expenditures for 1999 will be approximately $6.4 million, which consists primarily of purchased tooling and equipment required to support the Company's business. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

   In December 1997, the Company obtained a Senior Credit Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. The Senior Credit Facility is secured by all of the assets of the Company. In conjunction with the Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc.) each entered into a stock pledge agreement with Fleet and the other lenders pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets with Fleet and other lenders. In August 1998, the Company renegotiated the Senior Credit Facility. As a result, the interest rate premium of 50 basis points charged on approximately $40 million of the Senior Credit Facility was eliminated. According to its terms, the re-negotiated Senior Credit Facility will terminate on or before December 31, 2003. At December 31, 1998 and 1997, borrowings of $55.7 million and $83.0 million were outstanding under the Senior Credit Facility at a weighted average interest rate of 7.60% and 8.96%, respectively.

   The agreement governing the Senior Credit Facility contains numerous financial and operating covenants. Among these covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lender, acquire the assets of or ownership interest in, or merge with other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants, including minimum fixed charge coverage ratio, as defined, minimum quick ratio, as defined; maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, maximum capital expenditures, as defined, during the terms of the Senior Credit Facility.

   In December 1997, the Company entered into a Subordinated Debenture and Warrant Purchase Agreement ("Purchase Agreement") with Emerson Electric Co. ("Emerson"), the Company's largest stockholder. Pursuant to the Purchase Agreement, the Company issued to Emerson a Subordinated Debenture ("Debenture") with a principal amount of $25 million at an annual rate of interest of 10% and a Common Stock Purchase Warrant (the "Emerson Warrant") for the purchase of up to 525,000 shares of PCD Common Stock at a purchase price of $1.00 per share. In April of 1998, the Company paid the principal, interest and prepayment penalty of 3.25%, or $812,500, in full, resulting in an extraordinary charge to income of $888,000, net of taxes, in the second quarter of 1998. Accordingly, 375,000 shares of the Emerson Warrant terminated by the terms thereof, leaving the Emerson Warrant only exercisable for 150,000 shares of PCD Common Stock. The Emerson Warrant expires on December 31, 2000.

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

   INTERNAL IT SYSTEMS. The Company utilizes a significant number of information technology systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. During 1997 and 1998, the Company reviewed the Year 2000 issue that encompassed operating and administrative areas of the Company. The Company found that, with the exception of the South Bend, Indiana location of Wells-CTI ("Wells-CTI South Bend"), its information technology systems will be able to manage and manipulate all material data involving the transition from the year 1999 to the year 2000 without functional or data abnormality and without inaccurate results related to such data. During the past year, Wells-CTI South Bend has completed the modifications and testing of its information technology systems, and the Company believes that the Wells-CTI South Bend location is now Year 2000 compliant. The cost of the modifications and testing at Wells-CTI South Bend was
approximately $90,000.   The Company does not have a contingency
plan in place for Year 2000 failures of its internal IT systems. If the Company has not achieved or does not timely achieve Year 2000 compliance for its major IT systems, the Year 2000 Issue could have a material adverse effect on the financial condition, results of operations and business of the Company.

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


ITEM 7A.  MARKET RISK AND SECURITY ANALYSIS

INTEREST RATE RISK

     PCD is exposed to fluctuations in interest rates in connection with its variable rate term loan. In order to minimize the effect of changes in interest rates on earnings, PCD entered into an interest rate swap that fixed the interest rate on a notional amount of its variable rate term loan. See "Management's Discussion and Analysis of Operations - Liquidity and Capital Resources." Under the swap agreement, PCD pays a fixed rate of 5.72% on a notional amount of $35,000,000 and receives LIBOR. The potential increase in the fair value of its term loan when adjusting for the interest rate swap paying at a fixed rate would result from a hypothetical 10% decrease in interest rates was not material

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of PCD Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of PCD Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers  LLP


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 199

                               PCD INC.
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                                              December 31,
                                                             --------------
                                                             1998      1997
                                                             ----      ----
ASSETS
Current assets:
 Cash and cash equivalents................................ $    852 $  3,990
 Accounts receivable - trade (less allowance for
  uncollectible accounts of $319 in 1998 and $205 in 1997)    5,851    6,804
 Inventory................................................    5,042    4,796
 Prepaid expenses and other current assets................      643    1,135
                                                           -------- --------
          Total current assets                               12,388   16,725
Equipment and improvements, net...........................   18,127   15,843
Deferred tax asset........................................   14,192   15,335
Goodwill..................................................   58,592   61,718
Intangible assets.........................................   12,456   13,539
Debt financing fees.......................................    1,531    1,800
Other assets..............................................    1,818    1,632
                                                           -------- --------
          Total assets.................................... $119,104 $126,592
                                                           ======== ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt.......................................... $  9,700 $ 13,000
 Current portion of long-term debt........................    8,400    4,700
 Accounts payable - trade.................................    3,146    4,213
 Accrued liabilities......................................    2,981    7,444
                                                           -------- --------
          Total current liabilities.......................   24,227   29,357
Long-term debt, net of current portion....................   37,600   65,300
Subordinated debenture - related party....................        -   22,903
Minority interest.........................................        -       37
                                                           -------- --------
          Total liabilities...............................   61,827  117,597
Commitments and contingencies (Notes 9, 10 and 12)........        -        -
Stockholders' equity:
Preferred stock - $0.10 par value; 1,000,000 shares
 authorized; no shares issued.............................        -        -
Common stock - $0.01 par value;  25,000,000 shares
  authorized, 8,439,682 and 6,020,182  shares issued
  and outstanding in 1998 and 1997, respectively..........       84       60
Additional paid-in capital................................   61,674   17,904
Accumulated deficit.......................................   (4,627)  (8,930)
Accumulated other comprehensive income -
 cumulative translation adjustment........................      146        -
Deferred compensation.....................................        -      (39)
                                                           -------- --------
          Total stockholders' equity......................   57,277    8,995
                                                           -------- --------
          Total liabilities and stockholders' equity...... $119,104 $126,592
                                                           ======== ========

              The accompanying notes are an integral part of the
                      consolidated financial statements

                                PCD INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                                    Years Ended December 31,
                                                    ------------------------
                                                     1998     1997     1996
                                                     ----     ----     ----
Net sales.......................................  $64,391  $ 29,796  $26,857
Cost of sales...................................   27,331    15,120   14,457
                                                  -------  --------  -------
  Gross profit..................................   37,060    14,676   12,400
Operating expenses..............................   15,172     5,816    5,445
Amortization....................................    4,209         -        -
Acquired in-process research and development....        -    44,438        -
                                                  -------  --------  -------
  Income (loss) from operations.................   17,679   (35,578)   6,955
Interest and other income.......................      421     1,167      734
Interest expense................................   (9,234)     (227)      (9)
                                                  -------  --------  -------
  Income (loss) before income taxes.............    8,866   (34,638)   7,680
Provision for (benefit) income taxes............    3,675   (11,802)   2,895
                                                  -------  --------  -------
Net income (loss) before extraordinary item.....    5,191   (22,836)   4,785
Extraordinary item, net of
  income tax benefit of $567 (Note 4)...........     (888)        -        -
                                                  -------  --------  -------
  Net income (loss).............................    4,303   (22,836)   4,785
                                                  =======  ========  =======

Basic earnings (loss) per share:
  Income (loss) before extraordinary item.......  $  0.69  $  (3.83) $  0.87
  Extraordinary item............................    (0.12)        -        -
                                                  -------  --------  -------
     Net income (loss)..........................  $  0.57  $  (3.83) $  0.87
                                                  =======  ========  =======

Diluted earnings (loss) per share:
  Income (loss) before extraordinary item.......  $  0.64  $  (3.83) $  0.76
     Extraordinary item.........................    (0.11)        -        -
                                                  -------  --------  -------
     Net income (loss)..........................  $  0.53  $  (3.83) $  0.76
                                                  =======  ========  =======

Weighted average number of common and common
 equivalent shares outstanding:
     Basic......................................    7,487     5,955    5,478
                                                  =======  ========  =======
     Diluted                                        8,168     5,955    6,292
                                                  =======  ========  =======

                The accompanying notes are an integral part of the
                         consolidated financial statements.

                                            PCD INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (In thousands, except share amounts)

                                                                    Accumulated
                               Common Stock   Additional Retained      Other                  Treasury Stock     Total
                               ----------------  Paid-in   Earnings  Comprehensive    Deferred  -------------- Stockholders'
                             Shares Par Value  Capital   (Deficit)     Income    Compensation Shares  Amount    Equity
                             ------ --------- ---------- --------- ------------- ------------ ------  ------ ------------
Balance, December 31, 1995  4,987,032  $ 50   $ 4,124    $  9,121           -      $  (155)  390,000 $ (328)   $12,812
Public stock offering, net  1,100,000    11    10,490                                                           10,501
Exercise of stock options     157,701     2       192                                                              194
Retired treasury shares      (390,000)   (4)     (324)                                      (390,000)   328
Tax benefit from stock
 options exercised                                356                                                              356
Amortization of deferred
 compensation                                                                           58                          58
Net income                                                  4,785                                                4,785
                            ---------  -----  -------    --------       -----     --------  --------  ------   -------
Balance, December 31, 1996  5,854,733     59   14,838      13,906           -          (97)                     28,706
Exercise of stock options     165,449      1	           262                                                  263
Tax benefit from stock
 options exercised                                673                                                              673
Amortization of deferred
 compensation                                                                           58                          58
Issuance of stock warrant                       2,131                                                            2,131
Net (loss)                                                (22,836)                                             (22,836)
                             ---------  -----  -------   --------       -----     --------  --------  ------   -------
Balance, December 31, 1997   6,020,182     60   17,904     (8,930)          -          (39)                      8,995
Public stock offering, net   2,300,000     23   42,439                                                          42,462
Exercise of stock options      119,500      1      149                                                             150
Other comprehensive income                                              $ 146                                      146
Tax benefit from stock
 options exercised                                 357                                                             357
Valuation of stock warrant                         820                                                             820
Purchase of stock warrant                            5                                                               5
Amortization of deferred
 compensation                                                                           39                          39
Net income                                                  4,303                                                4,303
                             ---------  -----  -------   --------       -----     --------  --------  ------   -------
Balance, December 31, 1998   8,439,682  $  84  $61,674   $ (4,627)      $ 146                                  $57,277
                             =========  =====  =======   ========       =====                                  =======


The accompanying notes are an integral part of the consolidated financial statements.

                                 PCD INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                    Years Ended December 31,
                                                    1998     1997      1996
Cash flows from operating activities:
 Net income (loss)............................... $ 4,303  $(22,836)  $4,785
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Acquired in-process research and development..       -    44,438        -
   Depreciation..................................   3,472     1,530    1,389
   Amortization of warrant.......................   2,917        34        -
   Amortization of goodwill and intangible assets   4,209         -        -
   Loss (gain) on disposal of equipment and
    improvements.................................       9        (4)     107
   Allowance for uncollectible accounts..........       -         -       40
   Amortization of deferred compensation.........      39        58       58
   Tax benefit from stock options exercised......     357       673      356
   Provision for deferred taxes..................   1,143   (15,253)     (80)
   Changes in operating assets and liabilities,
    net of acquisition of Wells Electronics, Inc.:
     Accounts receivable                            1,262       888      (54)
     Inventory...................................     (93)     (539)     259
     Prepaid expenses and other current assets...     949       (68)     310
     Other assets................................    (100)   (1,830)     (25)
     Accounts payable............................  (1,448)      479      (59)
     Accrued liabilities.........................  (4,972)      516      692
                                                  -------  --------  -------
      Total adjustments..........................   7,744    30,922    2,993
                                                  -------  --------  -------
      Net cash provided by operating activities..  12,047     8,086    7,778
Cash flows from investing activities:
 Equipment and improvements expenditures           (5,827)   (2,531)  (1,902)
 Acquisition of Wells Electronics, Inc.,
  net of cash acquired of $827...................       -  (130,357)       -
                                                  -------  --------  -------
      Net cash used in investing activities        (5,827) (132,888)  (1,902)
Cash flows from financing activities:
 Proceeds from issuance of short-term debt              -    13,000        -
 Payments for short-term debt....................  (3,300)        -        -
 Proceeds from issuance of long-term debt........       -    70,000        -
 Payments for long-term debt..................... (24,000)        -        -
 Proceeds from issuance of subordinated debenture
  and Warrant....................................       -    25,000        -
 Payments for subordinated debenture              (25,000)        -        -
 Amortization of debt financing fees.............     269         -        -
 Proceeds from exercise of common stock options..     150       263      194
 Proceeds from issuance of warrant...............       5         -        -
 Proceeds from issuance of common stock, net.....  42,462         -   10,501
                                                  -------  --------  -------
      Net cash (used in)
       provided by financing activities..........  (9,414)  108,263   10,695
                                                  -------  --------  -------
Net (decrease) increase in cash                    (3,194)  (16,539)  16,571
Effect of exchange rate on cash..................      56         -        -
Cash and cash equivalents at beginning of year...   3,990    20,529    3,958
                                                  -------  --------  -------
Cash and cash equivalents at end of year......... $   852  $  3,990  $20,529
                                                  =======  ========  =======
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest....................................... $ 7,580  $     20  $     9
                                                  =======  ========  =======
  Income taxes................................... $ 4,793  $  3,049  $ 2,452
                                                  =======  ========  =======

                  The accompanying notes are an integral part of the
                          consolidated financial statements.
</TABLE

                              PCD INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS:

   PCD Inc. ("the Company") is engaged principally in designing, manufacturing and marketing electronic connectors for use in integrated circuit ("IC") package interconnect applications, industrial equipment and avionics. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation.


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

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents. The Company invests excess cash in a money market fund and indirect obligations of the United States government. The Company had all its cash in interest bearing accounts at December 31, 1998 and December 31, 1997.

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company invests primarily in high quality securities with short lives. Accordingly, these investments are subject to minimal credit and market risk.
Collateral is not required for trade receivables, but ongoing credit evaluations of customer's financial condition are performed. A greater portion of the Company's accounts receivables are concentrated in the IC package interconnect and semiconductor industries. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in the IC package interconnect and semiconductor industries or by geographic region.
Additionally, the Company maintains reserves for potential credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivables.

   MANAGEMENT ESTIMATES

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

   INTEREST RATE SWAP

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

   Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified floating rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract.
The interest rate swap contract is entered into with a major financial institution in order to minimize credit risk. This contract has a term from February 1998 through March 2001. At
December 31, 1998, the Company was a variable rate payer of 5.04797% and received a fixed rate of 5.72% on notional amount of $35,000,000. The fair value at December 31, 1998, was an unfavorable $523,000.

   INVENTORY

   Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market.

   RESEARCH AND DEVELOPMENT

   Research and development costs are charged to expense as incurred.

   NET INCOME PER COMMON SHARE

   In accordance with FAS 128, the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share for each of the years ended December 31, 1998, 1997 and 1996.


                                              Net Income           Per Share
                                                (Loss)     Shares     Amount
                                              ----------- -------- ----------
For the year ended December 31, 1996
Basic earnings.............................. $  4,785,000  5,478,330 $  0.87
Assumed exercise of options (treasury method)           -    813,523       -
                                             ------------  --------- -------
Diluted earnings............................ $  4,785,000  6,291,853 $  0.76
                                             ============  ========= =======
For the year ended December 31, 1997
Basic and diluted loss...................... $(22,836,000) 5,954,657 $ (3.83)
                                             ============  ========= =======
For the year ended December 31, 1998
Basic earnings before extraordinary item.... $  5,191,000  7,486,915 $  0.69
Assumed exercise of options (treasury method)           -    680,610       -
                                             ------------  --------- -------
Diluted earnings before extraordinary item.. $  5,191,000  8,167,525 $  0.64
                                             ============  ========= =======

                                              Net Income            Per Share
                                                (Loss)      Shares    Amount
                                              -----------  -------- ---------
Extraordinary item                           $   (888,000) 7,486,915 $ (0.12)
Assumed exercise of options (treasury method)           -    680,610       -
                                             ------------  --------- -------
Diluted extraordinary item.................. $   (888,000) 8,167,525 $ (0.11)
                                             ============  ========= =======

Basic earnings.............................. $  4,303,000  7,486,915 $  0.57
Assumed exercise of options (treasury method)           -    680,610       -
                                             ------------  --------- -------
Diluted earnings                             $  4,303,000  8,167,525 $  0.53
                                             ============  ========= =======

   In 1998 and 1997, anti-dilutive Common Stock equivalents of
79,366 and 679,468 shares, respectively were not included in the calculation of diluted EPS.

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

   FOREIGN CURRENCY TRANSLATION ADJUSTMENT

   The functional currency of the Company's foreign operation is the foreign subsidiary's local currency. Assets and liabilities of the foreign subsidiary are translated using the current exchange rate in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates for the period. The resulting translation adjustments are recorded as a component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

   REPORTABLE BUSINESS SEGMENTS

   Effective for the year ended December 31, 1998, the Company adopted SFAS 131, which requires a new basis of determining reportable business segments, i.e. the management approach. This approach (as contrasted with the prior requirement which utilized a specified classification system for determining segments) designates the Company's internal organization as used by management for making operating decisions and assessing performance as the source for business segments. On this basis, the Company has two principal businesses and, therefore, two reportable segments: IC Package interconnect segment and the industrial equipment and avionics segment. Segment results, as well as selected geographic data, are presented on this new basis, as well as retroactively.

   NEW ACCOUNTING STANDARDS

   In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which becomes effective for all fiscal quarters beginning after June 15, 1999. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is currently evaluating the impact that FAS 133 will have on its future reporting requirements.


3.  ACQUISITION OF WELLS ELECTRONICS, INC.:

   On December 26, 1997, the Company acquired all of the outstanding stock of Wells Electronics, Inc. Wells is a manufacturer of IC Package interconnect products. The acquisition was financed by a combination of a new bank credit facility of $90 million of which the Company borrowed approximately $83 million upon consummation of the acquisition and a $25 million subordinated debenture. The acquisition is being accounted for as a purchase in accordance with APB Opinion No. 16.

   The Company allocated the purchase price of the acquisition based on the fair value of the assets acquired and liabilities assumed. Acquired intangible assets consist of patented technology and trade names and trademarks valued at approximately $3.2 million and $10.4 million, respectively. A portion of the purchase price was allocated to these intangible assets. These intangible assets are being amortized over their estimated useful lives of 6 and 20 years, respectively. Additionally approximately $44.4 million of the purchase price was allocated to purchased research and development projects that were identified as having no alternative future value and had not yet reached technological feasibility. This amount was charged to operations at the acquisition date.

   The final purchase price of approximately $130,907,000, which was subject to adjustment by the amount by which the net worth, with certain adjustments, of Wells as of the closing date, as agreed to by the Company and the seller, is less than or more than the corresponding net worth as of September 30, 1997, was determined during 1998. The aggregate purchase price of $130,907,000 included acquisition costs. Acquisition costs consist of approximately $500,000 of financial advisory fees and $936,730 of professional fees. The aggregate purchase price was allocated as follows:

     Current assets............................    $  7,445
     Equipment and improvements................       9,501
     Acquired intangibles......................      13,539
     Acquired in-process research & development      44,438
     Goodwill..................................      61,718
     Other assets..............................       1,624
     Liabilities assumed.......................      (7,358)
                                                   --------
                                                   $130,907
                                                   ========

4.  EXTRAORDINARY ITEM:

     In the second quarter of 1998, the Subordinated Debenture issued to Emerson Electric was paid in full. The Company incurred additional interest expense of $642,500, which represents the amortized portion of the Emerson Warrant applicable to the second quarter of 1998, and prepayment penalties of $812,500, which represents the prepayment penalty associated with the Subordinated Debenture.

5.  INVENTORY:

    Inventory consisted of the following at December 31:

                                                 1998      1997
                                                 (In thousands)
   Raw materials and finished subassemblies..   $3,536   $3,387
   Work in process...........................      492      532
   Finished goods............................    1,014      877
                                                ------   ------
   Total.....................................   $5,042   $4,796
                                                ======   ======

6.  EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consisted of the following at December 31:

                                      Estimated Useful         1998     1997
                                       Life in Years           (In thousands)
Tools, dies and molds............          5                 $13,497  $11,244
Machinery and equipment..........          10                  5,732    5,546
Office furniture and fixtures....          5                   1,968    1,978
Computer software................          3                     383       99
Transportation equipment.........          4                     237      205
Leasehold improvements...........  Shorter of lease term         713      718
                                      or useful live         -------  -------
                                                              22,530   19,790
Less accumulated depreciation....                              7,442    4,852
                                                             -------  -------
                                                              15,088   14,938
Capital expenditures in progress.                              3,039      905
                                                             -------  -------
Equipment and improvements, net..                            $18,127  $15,843
                                                             =======  =======


7.  INTANGIBLE ASSETS AND GOODWILL:

   Intangible assets and goodwill consisted of the following at December 31:

                                                1998     1997
                                               (In thousands)
                                              ----------------
Patented technology......................     $ 3,155  $ 3,155
Trade names/trademarks...................      10,384   10,384
                                              -------  -------
  Subtotal...............................      13,539   13,539
  Less accumulated amortization..........       1,083        -
                                              -------  -------
    Net intangibles......................     $12,456  $13,539
                                              =======  =======
Goodwill.................................     $61,718  $61,718
  Less accumulated amortization..........       3,126        -
                                              -------  -------
    Net goodwill.........................     $58,592  $61,718
                                              =======  =======

8.  ACCRUED LIABILITIES:

   Accrued liabilities consisted of the following at December 31:


                                            1998     1997
                                           (In thousands)
                                          ----------------
Compensation and benefits..............   $1,420    $2,210
Professional fees......................      414       846
Income taxes payable...................        -     2,604
Other..................................    1,147     1,784
                                          ------    ------
Total..................................   $2,981    $7,444
                                          ======    ======



9.  LINE OF CREDIT AND LONG-TERM DEBT:

   On December 26, 1997, the Company entered into a secured $20,000,000 Revolving Credit Agreement ("Revolver"), $30,000,000 Secured Term Loan Agreement A and $40,000,000 Secured Term Loan Agreement B (collectively referred to as the "Senior Credit Facility") with several banks. The Senior Credit Facility is collateralized by all of the assets of PCD and its subsidiaries. In conjunction with the Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc.) each entered into a stock pledge agreement pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets.

   In August 1998, the Company renegotiated the Senior Credit Facility. As a result, Term Loan A and Term Loan B were combined into a single term loan. Accordingly, the interest rate premium of 50 basis points charged on Term Loan B was eliminated. According to its terms, the re-negotiated Senior Credit Facility will terminate on or before December 31, 2003. At December 31, 1998 and 1997, borrowings of $55,700,000 and $83,000,000 were outstanding under the Senior Credit Facility at a weighted average interest rate of 7.60% and 8.96%, respectively. The unused portion of the Revolver at December 31, 1998 and 1997 was $10,300,000 and $7,000,000, respectively.

   The agreement governing the Senior Credit Facility contains numerous financial and operating covenants. Among these covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lender, acquire the assets of or ownership interest in, or merge with, other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires that the Company to maintain certain financial covenants, including minimum fixed charge coverage ratio, as defined; minimum quick ratio, as defined; maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, maximum capital expenditures, as defined, during the terms of the Senior Credit Facility.

   Long-term debt consists of the following:

                                        1998      1997
                                        (In thousands)

     Total long-term debt..........   $46,000   $70,000
     Less - current portion........     8,400     4,700
                                      -------   -------
                                      $37,600   $65,300
                                      =======   =======



   Maturities of long-term debt are as follows:


Year Ended December 31,
-----------------------
                                                Amount
                                            (In thousands)
                                            --------------
1999.....................................       $ 8,400
2000.....................................         8,800
2001.....................................         9,200
2002.....................................         9,600
2003.....................................        10,000
                                                -------
                                                $46,000
                                                =======

10.  SUBORDINATED DEBENTURE:

   On December 26, 1997, the Company entered into a Subordinated Debenture and Warrant Purchase Agreement ("Purchase Agreement") with Emerson Electric Co. ("Emerson"), the Company's largest stockholder. Pursuant to the Purchase Agreement, the Company issued to Emerson a Subordinated Debenture ("Debenture") with a principal amount of $25 million at an annual rate of interest of 10% and a Common Stock Purchase Warrant (the "Emerson Warrant") for the purchase of up to 525,000 shares of PCD Common Stock at a purchase price of $1.00 per share. In April 1998, the Company paid the principal, interest and prepayment penalty of 3.25%, or $812,500, in full. Accordingly, 375,000 shares of the Emerson Warrant terminated by the terms thereof, leaving the Emerson Warrant only exercisable for 150,000 shares of PCD Common Stock. The Emerson Warrant expires on December 31, 2000.


11.  INCOME TAXES:

   The provision (benefit) for income taxes for the years ended
December 31, 1998, 1997 and 1996 was as follows:


                                       1998     1997     1996
                                             (In thousands)
                                     -------------------------
Current
  Federal                            $  (220) $  2,937  $2,504
  State............................      625       514     471
  Foreign..........................    1,560         -       -
                                     -------  --------  ------
     Total current.................  $ 1,965  $  3,451  $2,975
                                     -------  --------  ------
Deferred
  Federal..........................  $ 1,345  $(12,107) $  (62)
  State............................      (32)   (3,146)    (18)
  Foreign..........................     (170)        -       -
                                     -------  --------  ------
     Total deferred................    1,143   (15,253)    (80)
                                     -------  --------  ------
                                     $ 3,108  $(11,802) $2,895
                                     =======  ========  ======

   The components of the net deferred tax asset consisted of the following at December 31, 1998 and 1997:

                                              1998        1997
                                               (In thousands)
                                            -------------------
Deferred tax assets (liabilities):
 Difference in accounting for inventory     $   154     $   148
 Accounts receivable allowances........          87          81
 Vacation and other accruals...........         373         351
 Net operating loss carryforwards......         429           -
 Foreign Tax Credit carryforward.......         156           -
 Amortization..........................        (565)          -
 In-process research and development...      14,336      15,362
 Difference in depreciation methods            (778)       (607)
                                            -------     -------
     Net deferred tax asset............     $14,192     $15,335
                                            =======     =======

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

   At December 31, 1998, for state tax purposes, the Company has a net operating loss of approximately $5,945,000 which expires after 2001. In addition, the Company has a foreign tax credit carryforward of approximately $156,000 which expires after 2003. The Company does not provide for U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries as the earnings are considered to be permanently reinvested.

   The analysis of the variance of income taxes as reported from income taxes compiled at the U.S. statutory federal income tax rate for continuing operations is as follows:

                                                   1998     1997      1996
                                                        (In thousands)
Income taxes at U.S. statutory rate of 34%        $2,520  $(11,777)  $2,611
State income taxes........................           391    (1,737)     300
Benefit of foreign sales corporation......          (127)       88        -
Benefit of foreign tax credits............          (156)        -        -
Foreign tax rate differential.............           501         -        -
Non-deductible expenditures...............             -     1,624        -
Other, net................................           (21)        -      (16)
                                                  ------  --------   ------
                                                  $3,108  $(11,802)  $2,895
                                                  ======  ========   ======

12.  COMMITMENTS AND CONTINGENCIES:

   LITIGATION:

   On August 21, 1995, a predecessor ("CTi") of the Company's wholly-owned subsidiary, Wells-CTI, Inc. ("Wells-CTI"), filed an action in the United States District Court for the District of Arizona against Wayne K. Pfaff, an individual residing in Texas ("Pfaff") alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat Paks) and BGA packages.

   In other litigation between Wells-CTI and Pfaff concerning the Pfaff Leadless Patent, the United States Supreme Court has affirmed the decision of the United States Court of Appeals for the Federal Circuit finding that all of the individual descriptions of the invention covered by the Pfaff Leadless Patent which were at issue in that case are invalid. Pfaff then agreed not to sue CTi or Wells-CTI for infringement of the Pfaff Leadless Patent, including infringement based upon claims not adjudicated in that litigation. The litigation between Wells-CTI and Pfaff and CTi and Pfaff relating to the Pfaff Leadless Patent is thus concluded. However, issues concerning the Pfaff BGA Patent will remain to be resolved in the District of Arizona litigation.

   The Company believes, based on the advice of counsel, that CTi has meritorious positions of non infringement and invalidity with respect to the Pfaff BGA Patent issues raised in the District of Arizona litigation and, as necessary, will vigorously litigate its position. There can be no assurance, however, that the Company, CTi or Wells-CTI will prevail in any pending or future litigation, and a final court determination that CTi or Wells-CTI has infringed the Pfaff BGA Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that CTi or Wells-CTI pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

LEASES:

   The Company leases office and production facilities in Peabody, Massachusetts, South Bend, Indiana, Yokohama, Japan, Swatara, Pennsylvania and Phoenix, Arizona and leases distribution and a technical sales support facility in Northhampton, England. These rentals are subject to escalation in real estate taxes and operating expenses. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $1,270,000,
$480,000, and $498,000 respectively.

   Minimum future rental commitments under leases with remaining terms in excess of one year are approximately as follows:



Year Ended December 31,                         Amount
-----------------------                     (In thousands)
                                            --------------
1999......................................      $1,137
2000......................................       1,005
2001......................................         962
2002......................................         909
2003......................................         697
2004 and thereafter.......................       1,274



13.  STOCKHOLDERS EQUITY:

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

STOCK OPTIONS:

   DIRECTORS STOCK PLAN

   The Company's 1996 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on January 30, 1996 and thereafter by the Company's stockholders. Under the Directors Stock Plan, commencing with the 1997 annual meeting of stockholders, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") who has not previously been granted an option to purchase shares of Common Stock will be granted, on the thirtieth day after such meeting, an option to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, on the thirtieth day after such meeting, each outside director will be granted an option at each annual meeting of stockholders to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 36,000 shares of Common Stock are available for awards under the Directors Stock Plan. Each option shall vest 6 months after, and expire 10 years from, the date of grant of such option. As of December 31, 1998, 22,500 shares of the Company's common stock were available for future grants and 6,000 of the 13,500 options which are outstanding under the 1996 Directors Stock Plan were exercisable. No options may be granted under the Directors Stock Plan after January 29, 2006.

   1996 STOCK PLAN

   The Company's 1996 Stock Plan was approved by the Board of Directors on January 30, 1996, and thereafter by the Company's stockholders. The 1996 Stock Plan provides for the grant or award of stock options, restricted stock and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1996 Stock Plan may be either incentive stock options or non-qualified options. The 1996 Stock Plan is administered by the Compensation Committee. Subject to the provisions of the 1996 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. While the Committee determines the prices at which options and other Awards may be exercised under the 1996 Stock

Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 324,000. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. As of December 31, 1998, 214,000 shares of the Company's common stock were available for future grants and 36,918 of the 103,500 options which are outstanding under the 1996 Stock Plan were exercisable. No awards may be made under the 1996 Stock Plan after January 29, 2006.

   1992 STOCK OPTION PLAN

   The Company's 1992 Stock Option Plan as amended on January 30, 1996 provided for the grant or award of stock options, which may be either incentive stock options or non-qualified stock options to key employees and directors. The Compensation Committee administers the 1992 Stock Option Plan. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. As of December 31, 1998, no shares of the Company's common stock were available for future grants and all 517,850 options outstanding are exercisable.

The following table summarizes the transactions from these plans:

                                                     Weighted
                                                      average
                                          Options exercise price
                                          ------- --------------
Options outstanding at December 31, 1995  954,000     $ 1.23
  Options exercised..................... (157,701)      1.22
  Options granted.......................   15,000      12.00
                                          -------
Options outstanding at December 31, 1996  811,299       1.43
  Options exercised                      (165,449)      1.59
  Options canceled......................   (4,000)     12.00
  Options granted                          78,000      21.08
                                          -------
Options outstanding at December 31, 1997  719,850       3.46
  Options exercised..................... (119,500)      1.26
  Options canceled......................   (2,000)     21.50
  Options granted.......................   36,500      19.45
                                          -------
Options outstanding at December 31, 1998  634,850       4.74
                                          =======

   Summarized information about stock options outstanding at December 31, 1998 is as follows:

                                                              Exercisable
                                     Weighted             ------------------
                                     Average    Weighted            Weighted
                         Number of   Remaining   Average             Average
  Range of                options   Contractual Exercise  Number of  exercise
Exercise prices         outstanding     Life      Price    options    price
---------------         ----------- ----------- --------  --------- ---------
$1.15................     408,350        3.80    $ 1.15    408,350    $ 1.15
 1.54-2.08...........     109,500        6.38      1.66    109,500      1.66
 12.00...............       5,750        7.50     12.00      3,750     12.00
 16.125-18.50........      45,250        8.87     17.26     18,500     17.11
 21.50...............      16,000        9.08     21.50      4,000     21.50
 23.25...............      50,000        9.00     23.25     16,668     23.25

   For the years ended December 31, 1998, 1997 and 1996, options to purchase 560,768 shares, 630,685 shares and 740,049 shares, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through December 26, 2002. The Company has recorded deferred compensation of $239,000 for the difference between fair value and exercise price for options granted in 1995 and such deferred compensation is being amortized over the option vesting period.

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

   SUPPLEMENTAL DISCLOSURE FOR STOCK BASED COMPENSATION:

   The Company has three stock-based compensation plans, which are described above. In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                          1998                        1997                         1996
                ------------------------   ---------------------------   ------------------------
                              Net income   Net income    Net income                  Net income
                Net income    per share      (loss)   (loss) per share   Net income  per share
                ---------- -------------   ---------- ----------------   ---------- -------------
                           Basic Diluted               Basic  Diluted               Basic Diluted
                           ----- -------              ------  -------               ----- -------
As reported...   $ 4,303   $0.57  $0.53    $(22,836)  $(3.83) $(3.83)      $4,785   $0.87  $0.76
Pro forma.....   $ 3,898   $0.52  $0.48    $(23,119)  $(3.88) $(3.88)      $4,665   $0.85  $0.74



   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       1998      1997        1996
                                      -----     ------      -----
   Dividend yield...............      None       None       None
   Expected volatility..........      61.7%     48.79%      45.0%
   Risk free interest rate......      5.40%      7.27%      7.27%
   Expected life (years)........      5.0        5.0        5.0


   Weighted average fair value of options granted at fair value at date of grant:


                   1996..........     $ 7.83
                                      ======
                   1997..........     $12.73
                                      ======
                   1998..........     $12.57
                                      ======

   The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. Additional awards in future years are anticipated.


14.  PROFIT SHARING PLAN:

   The Company has Employee Savings and Profit Sharing Plans (the "Plans") under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, after reaching the applicable service level, are eligible to participate in the Plans. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount, plus a matching amount provided by the Company, is contributed to the Plan. Company contributions to the Plans for the years ended December 31, 1998, 1997 and 1996 amounted to $190,000, $93,000 and $80,000, respectively.


15.  EMPLOYEE STOCK PURCHASE PLAN:

   During 1998, the stockholders of the Company approved the 1998 Employee Stock Purchase Plan (the "1998 Employee Stock Purchase Plan") covering 80,000 shares of the Company's Common Stock. All employees who had completed twelve months of employment, except for those employees who possessed at least 5% of the voting power of the Company's Common Stock were entitled, through payroll deductions of amounts up to 10% of his or her salary, to purchase shares of the Company's Common Stock at the lessor of 85% of the market price at the offering date or the offering termination date. No shares were issued in 1998.


16.  SIGNIFICANT CUSTOMERS AND EXPORT SALES:

   One customer accounted for approximately 15.8% of the Company's net sales in 1998, a second customer accounted for approximately 12.7% of the Company's net sales in 1998 and a third customer counted for approximately 14.5% and 17.4% of net sales of the Company in 1997 and 1996, respectively. A fourth customer accounted for 12.7% of the net sales of the Company in 1997. The Company had export sales of approximately $13,705,000, $3,876,000 and $2,975,000 in 1998, 1997 and 1996, respectively.
All export sales are in U.S. dollars. No one country or region (other than the United States) accounted for greater than 10% of net sales.


17.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                       For the Three Months Ended
                                -----------------------------------------
                                Mar 28,     Jul 4,     Oct 3,     Dec 31,
                               --------    -------    -------    --------
1998
  Net sales..................  $16,726     $18,553    $15,786    $13,326
  Gross profit...............    9,485      10,847      9,161      7,567
  Net income (loss) before
   extraordinary item........      (27)      2,317      1,753      1,148
  Extraordinary item,
   net of taxes..............        -        (888)         -          -
  Net income (loss)..........      (27)      1,429      1,753      1,148
  Basic earnings (loss) per share:
    Income (loss) before
     extraordinary item......  $     -     $ 0.29     $  0.21    $  0.14
    Extraordinary item.......  $     -     $(0.11)    $     -    $     -
    Net income (loss)........  $     -     $ 0.18     $  0.21    $  0.14
  Diluted earnings (loss) per share:
     Income (loss) before
      extraordinary item.....  $     -     $ 0.27     $  0.19    $  0.13
     Extraordinary item......  $     -     $(0.10)    $     -    $     -
     Net income (loss).......  $     -     $ 0.17     $  0.19    $  0.13

                                        For the Three Months Ended
                                -------------------------------------------
                                Mar 29,     Jun 28,     Sep 27,     Dec 31,
                                -------     -------     -------     -------
                                   (In thousands, except per share data)
1997
  Net sales...................  $6,217      $7,233      $8,077     $ 8,269
  Gross profit................   2,953       3,507       3,927       4,289
  Net income (loss)...........   1,175       1,504       1,693     (27,208)
  Net income (loss) per share:
     Basic....................  $ 0.20      $ 0.25      $ 0.28     $ (4.52)
     Diluted..................  $ 0.18      $ 0.23      $ 0.26     $ (4.52)


18.  SEGMENT INFORMATION:

   The Company designs, manufactures and markets electronic connectors for use in IC package interconnect applications, industrial equipment and avionics. The Company has two principal businesses: IC package interconnect segment and industrial and avionics segment. Each of these is a business segment with its respective financial performance detailed in this report. Net income of the two principal businesses excludes the effects of special charges and gains. The results for IC package interconnects include the effects of royalty revenues from IC package-related cross-license agreements. Business assets are the owned or allocated assets used by each business. Included in corporate activities are general corporate expenses, net of elimination of inter-segment transactions, which are generally intended to approximate market prices. Assets of corporate activities include cash and short-term investments and corporate equipment and improvements, net.

                                                1998       1997       1996
                                                      (in thousands)
Sales:
Industrial/Avionics......................    $ 18,214   $ 17,199   $ 16,761
IC Package interconnect..................      46,177     12,597     10,096
                                             --------   --------   --------
  Totals.................................    $ 64,391   $ 29,796   $ 26,857
                                             ========   ========   ========

Net income(loss):
Industrial/Avionics......................    $  2,426   $  2,724   $  2,180
IC Package interconnect..................       2,866      3,083      2,309
Corporate activities.....................        (101)       414        296
Special charges - IC Package interconnect        (888)   (29,057)         -
                                             --------   --------   --------
  Totals.................................    $  4,303   $(22,836)   $ 4,785
                                             ========   ========   ========

                                                1998       1997       1996
                                                      (in thousands)
Special charges:
Acquired research & development..........    $      -   $ 29,057   $      -
Extraordinary item.......................         888          -          -
                                             --------   --------   --------
  Totals.................................    $    888   $ 29,057   $      -
                                             ========   ========   ========

Assets:
Industrial/Avionics......................    $  8,960   $  9,909   $ 12,304
IC Package interconnect..................     108.521    116,683      8,602
Corporate activities.....................       1,623          -     11,550
                                             --------   --------   --------
  Totals.................................    $119,104   $126,592   $ 32,456
                                             ========   ========   ========

Equipment and improvements:
Industrial/Avionics......................    $  7,042   $  6,367   $  5,982
IC Package interconnect..................      17,522     14,328      3,734
Corporate activities.....................       1,005          -          -
                                             --------   --------   --------
  Totals.................................    $ 25,569   $ 20,695   $  9,716
                                             ========   ========   ========

Additions:
Industrial/Avionics......................    $  1,341   $  1,179   $  1,376
IC Package interconnect..................       3,550     10,853        526
Corporate activities.....................         885          -          -
                                             --------   --------   --------
  Totals.................................    $  5,776   $ 12,032   $  1,902
                                             ========   ========   ========

Depreciation:
Industrial/Avionics......................    $    843   $    810   $    790
IC Package interconnect..................       2,588        720        599
Corporate activities.....................          41          -          -
                                             --------   --------   --------
  Totals.................................    $  3,472   $  1,530   $  1,389
                                             ========   ========   ========

Intangible assets:
Industrial/Avionics......................    $      -   $      -   $      -
IC Package interconnect..................      75,257     75,257          -
Corporate activities.....................           -          -          -
                                             --------   --------   --------
  Totals.................................    $ 75,257   $ 75,257   $      -
                                             ========   ========   ========

Amortization:
Industrial/Avionics......................    $      -   $      -   $      -
IC Package interconnect..................       4,209          -          -
Corporate activities.....................           -          -          -
                                             --------   --------   --------
  Totals.................................    $  4,209   $      -   $      -
                                             ========   ========   ========

   The following geographic area data include trade revenues based on product shipment destination and royalty payor per location, and property, plant and equipment based on physical location:

                                                1998       1997       1996
                                                      (in thousands)
Geographic area net trade revenue :
United States............................    $ 50,682   $ 25,879   $ 23,849
Japan....................................       1,131          -          -
Singapore................................       3,573          -          -
Rest of world............................       9,005      3,917      3,008
                                             --------   --------   --------
  Totals..................................   $ 64,391   $ 29,796   $ 26,857
                                             ========   ========   ========

Geographic area equipment and improvements:
United States............................    $ 22,594   $ 18,414   $  9,716
Japan....................................       2,975      2,261          -
Singapore................................           -         20          -
                                             --------   --------   --------
  Totals.................................    $ 25,569   $ 20,695   $  9,716
                                             ========   ========   ========

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors
Wells Electronics, Inc.:

   We have audited the accompanying consolidated balance sheet of Wells Electronics, Inc. and subsidiaries as of May 3, 1997 (Successor) and the related consolidated statements of income, shareholders' equity, and cash flows for the 53 weeks ended May 3, 1997 (Successor period), the 48 weeks ended April 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

KPMG LLP

Chicago, Illinois
January 15, 199

           WELLS ELECTRONICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                         as of May 3, 1997
                (In thousands, except share data)

                                                               Successor
                                                              May 3, 1997
                                                              -----------
ASSETS
Cash & cash equivalents.............................            $    95
Accounts receivable - trade.........................              4,516
Allowance for uncollectible accounts................               (100)
Inventory...........................................              2,540
Prepaid expenses and other current assets...........                416
Deferred tax assets.................................                571
                                                                -------
          Total current assets......................              8,038
Property, plant and equipment, net..................              9,224
Intangible assets, net..............................             10,157
Due from affiliate..................................              3,231
Other assets........................................                135
                                                                -------
          Total assets..............................            $30,785
                                                                =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Short-term debt.....................................            $   268
Accounts payable - trade............................              3,016
Accrued expenses and other current liabilities......              2,669
Due to affiliate....................................                  -
          Total current liabilities.................              5,953
Long-term debt......................................                  -
Deferred tax liabilities............................              6,185
Minority interest...................................                  6
                                                                -------
          Total liabilities.........................             12,144

SHAREHOLDER'S EQUITY
Common stock, $10 par value; 13,500
 authorized shares; issued 7,825 shares.............                 78
Additional paid-in capital..........................             14,510
Retained earnings...................................              4,367
Foreign currency translation adjustments............               (314)
                                                                -------
          Total shareholder's equity................             18,641
                                                                -------
Commitment and contingencies........................                  -
          Total liabilities and shareholder's equity            $30,785
                                                                =======

     See accompanying notes to the consolidated financial statements.

              WELLS ELECTRONICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME
for 53 weeks ended May 3, 1997 and 48 weeks ended April 27, 1996
                 (In thousands, except share data)

                                          Successor          Predecessor
                                         May 3, 1997        April27, 1996
Net sales...........................        $27,492           $17,998
Cost of sales.......................         13,181             9,271
                                            -------           -------
     Gross profit...................         14,311             8,727
Operating expenses..................          8,758             6,624
                                            -------           -------
     Income from operations.........          5,553             2,103
Non-operating income(expense):
Interest income.....................             11                 6
Interest expense....................            (93)             (115)
Royalty income......................            630               844
Minority interest...................             (6)                -
Other expense.......................            (23)              (40)
Foreign exchange gain/(loss)........            264                40
                                            -------           -------
          Total non-operating income            783               735
                                            -------           -------
  Income before income taxes........          6,336             2,838
Provision for income taxes..........          1,969               586
                                            -------           -------
          Net Income................        $ 4,367           $ 2,252
                                            =======           =======

Earnings per share..................        $558.08           $287.80
                                            =======           =======
Average number of shares............          7,825             7,825
                                            =======           =======



 See accompanying notes to the consolidated financial statements.

               WELLS ELECTRONICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY for 53 weeks ended May 3, 1997 and 48 weeks ended April 27, 1996
                   (In thousands, except share data)

                                                             Foreign
                                       Additional            Currency
                         Common Stock    Paid-in Retained  Translation  Total
                       Shares Par Value Capital  Earnings  Adjustments  Equity
                       ------ --------- -------- --------  ----------- -------
Balance, June 3, 1995.. 7,825    $78    $ 6,547   $(2,544)   $ 273    $ 4,354
Net income...........                               2,252               2,252
Net change foreign
 currency translation
 adjustment..........                                         (273)      (273)
                        -----    ---    -------   -------    -----    -------
Balance, April 27, 1996 7,825     78      6,547      (292)              6,333
Acquisition adjustments                   7,963       292               8,255
Net income.............                             4,367               4,367
Net change foreign
 currency translation
 adjustment............                                       (314)      (314)
                        -----    ---    -------   -------    -----    -------
Balance, May 3, 1997... 7,825    $78    $14,510    $4,367    $(314)   $18,641
                        =====    ===    =======   =======    =====    =======




See accompanying notes to the consolidated financial statements.

                WELLS ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
for 53 weeks ended May 3, 1997 and 48 weeks ended April 27, 1996
                           (In thousands)

                                                   Successor     Predecessor
                                                  May 3, 1997   April 27, 1996
                                                  -----------   --------------
Cash flows from operating activities:
Net income.......................................   $ 4,367        $ 2,252
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization..................     2,205          1,426
  Gain on disposition of equipment...............       (59)           (12)
  Provision for (benefit from) deferred taxes....        50            (30)
  Changes in operating assets and liabilities:
     Increase in net accounts receivable.........      (673)          (732)
     Decrease (increase) in inventory............       906         (1,038)
     Decrease (increase) in prepaid expenses and
       other current assets......................        60           (176)
     Decrease (increase) in other assets.........        93            (23)
     Decrease in due from affiliate..............    (3,242)          (454)
     Increase in accounts payable................       215            337
     Increase (decrease) in current liabilities..       661            (91)
     Increase (decrease) in other liabilities....         3              4
                                                    -------        -------
          Total adjustments......................       219           (789)
                                                    -------        -------
Net cash provided by operating activities........     4,586          1,463

Cash flows from investing activities:
  Capital expenditures...........................    (2,975)         (1,971)
  Proceeds from sale of fixed assets.............       386              18
                                                    -------         -------
Net cash used in investing activities............    (2,589)         (1,953)

Cash flow from financing activities:
  Net (payments of) proceeds from short-term debt      (885)            739
  Principal payments of long-term debt...........    (1,458)           (241)
                                                    -------         -------
Net cash (used in)
 provided by financing activities................    (2,343)            498
                                                    -------         -------
Net (decrease) increase
 in cash and cash equivalents                          (346)              8
Cash and cash equivalents
 at beginning of the period......................       441             433
                                                    -------         -------
Cash and cash equivalents at end of period.......   $    95         $   441
                                                    =======         =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest.......................................   $    82         $   109
                                                    =======         =======
  Income taxes...................................   $ 1,301         $ 1,055
                                                    =======         =======

See accompanying notes to the consolidated financial statements.

                WELLS ELECTRONICS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 3, 1997
                             (In thousands)

1.  NATURE OF BUSINESS

   As of May 3, 1997 and for the year then ended (fiscal 1997), Wells Electronics, Inc. ("the Company"), an Indiana Corporation, was a wholly owned subsidiary of UL America, Inc., whose ultimate parent company, Siebe plc, is a publicly held corporation based in the United Kingdom. On April 24, 1989, UL America, Inc. acquired Wells Electronics, Inc., and for the eleven months ended April 27, 1996 (fiscal 1996) the Company was a wholly owned subsidiary of UL America, Inc.

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

   There are 53 and 48 weeks in fiscal 1997 and 1996, respectively, due to the change in the fiscal year end subsequent to the Siebe plc acquisition.

   REVENUE RECOGNITION

   Sales and related cost of sales are recognized upon shipment of products to customers.

   CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to customers in the normal course of business. Collateral is not required for trade receivables, but ongoing credit evaluations of customers' financial condition are performed. Additionally, the Company maintains reserves for potential credit losses. As of May 3, 1997 the Company had no significant receivable write-offs. The Company operates in a single segment of the semiconductor industry.

   RESEARCH AND DEVELOPMENT

   Research and development costs are charged to expense as incurred.

   INVENTORIES

   Inventories are stated at the lower of cost or market. The inventories are valued at standard cost which approximates the first-in, first-out (FIFO) cost method. Certain inventories are valued at the moving average cost method.

   PROPERTY, PLANT AND EQUIPMENT

   For fiscal 1997, property, plant and equipment are stated at fair value based upon independent appraisal. For fiscal 1996, property, plant and equipment are stated on the basis of cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

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

4.  INVENTORIES

   As of May 3, 1997, the total inventories of $2,540 consist of the following: raw materials and supplies $778, work in process
$223 and finished goods $1,539

5.  PROPERTY, PLANT AND EQUIPMENT

   As of May 3, 1997, total property, plant and equipment of $9,224 consists of: buildings and improvements $171, machinery & equipment $4,186, tooling $5,499, construction in progress $576 and accumulated depreciation of $1,208.


6.  INTANGIBLE ASSETS

   As of May 3, 1997, intangible assets consist goodwill of $708, computer software $349, and trademarks of $9,674 offset by accumulated amortization of $574 for a net total of $10,157.


7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   As of May 3, 1997, total accrued liabilities of $2,669 consist of: compensation and benefits $1,038, income taxes payable $605, product warranty $300, and other accrued liabilities of $726.


8.  DEBT

   As of May 3, 1997, short-term debt consists of line of credit of $214 and current maturities of long-term debt $54 (which constituted the total long-term debt outstanding.

   Wells Japan has a 125 million yen (approximately $985 at May
3, 1997) line of credit with a Japanese bank that was guaranteed by its ultimate parent. The interest rate at May 3, 1997 was 2.375% per annum.


9.  INCOME TAX EXPENSE

Components of income tax expense (benefit) consist of:

                                   Current     Deferred     Total
                                   -------     --------     -----
1997:
  Federal....................      $ 1,370      $   43     $1,413
  State and local............          353           -        353
  Foreign....................          196           7        203
                                   -------      ------     ------
                                   $ 1,919      $   50     $1,969
                                   =======      ======     ======

1996:
  Federal....................      $   358      $  (30)    $  328
  State and local............          109           -        109
  Foreign....................          149           -        149
                                   -------      ------     ------
                                   $   616      $  (30)    $  586
                                   =======      ======     ======

   Actual income tax expense differs from the amounts computed by applying the enacted US federal corporate rate to income before income taxes as a result of the following:

                                                  1997     1996
                                                 ------   ------
Federal income tax expense at statutory rate     $2,190   $  965
Increase (decrease) resulting from:
  Foreign tax rate differential.............          2      (50)
  Reduction of valuation allowance..........       (499)    (299)
  Foreign subsidiary losses.................          -        -
  State income taxes, net...................        233       72
  Other, net................................         43     (102)
                                                 ------   ------
                                                 $1,969   $  586
                                                 ======   ======

   The tax effect of temporary differences that give rise to deferred tax (assets) and liabilities follow:

                                                     1997
                                                   --------
Deferred tax assets:
  Inventories - principally obsolescence....        $   201
  Bad debts.................................             36
  Other - principally accruals..............            334
  Net operating loss carryforward...........              -
          Total deferred tax assets.........            571
          Valuation allowance...............              -
          Net deferred tax assets...........            571

Deferred tax liabilities:
  Property, plant & equipment...............          1,828
  Capital lease.............................            148
  Intangible assets.........................          4,200
  Other.....................................              9
          Total deferred tax liabilities....          6,185
                                                    -------
          Net deferred tax liability (asset)        $ 5,614
                                                    =======

10.  LEASES

   The company leases certain of its manufacturing facilities, sales offices and equipment. Some leases include provisions for renewals and purchases at the Company's option.

   Rental expense for all operating leases approximated $562 and $241 in fiscal year 1997 and 1996, respectively.

   Future minimum operating lease payments consist of the following at May 3, 1997:

     FISCAL YEAR
     -----------
     1998..............................    $  619
     1999..............................       615
     2000..............................       564
     2001..............................       511
     2002..............................       499
     Thereafter........................     1,738
                                           ------
Total minimum lease payments...........    $4,546
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

   Effective February 19, 1997, the Company adopted a Retirement Income Plan for the hourly employees whereby the Company will make a contribution of $0.19 per hour for all hours worked into a retirement income plan, with the employees contributing a matching amount. The contribution will increase to $0.20 and $0.22 per all hours worked effective February 19, 1998 and 1999, respectively. The employee matching contribution will increase accordingly.
   The Company's combined matching contributions for the 401(k) Plan and Retirement Income Plan were approximately $67 and $63 in 1997 and 1996, respectively.


12.  RELATED PARTY TRANSACTIONS

   The Company was charged with corporate management fees of $25 in 1997 and $193 in 1996. Non-interest bearing long-term receivable due from affiliates was $3,231 at May 3, 1997. This consists of $2,550 from Siebe Inc. and $681 from UL America, Inc.


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


15.  SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates in the integrated circuit connector industry which is a single industrial segment. One customer accounted for approximately 18% and 15% of the Company's sales in

1997 and 1996, respectively. The Company had no other single customer with sales greater than 10% of total sales.

   Sales between geographic areas are at cost plus approximately
50% mark-up. The Company has significant operations in foreign countries. Information regarding operations by geographic area for fiscal 1997 and 1996 is as follows:


                                          USA        FAR EAST
                                        -------      --------
Fiscal 1997:
------------
Net Sales.........................      $17,528      $ 9,964
Operating income..................        3,749        1,804
Identifiable assets...............       22,734        7,378

Fiscal 1996:
------------
Net Sales.........................      $10,049      $ 7,949
Operating income..................          735        1,368
Identifiable assets...............        7,302        5,903


16.  Summarized Quarterly Financial Data (unaudited) for the:

                                              Three Months Ended
Fiscal 1997:                              May 3,   Feb 1,   Oct 26,   Jul 27,
------------
Net Sales.........................        $8,767   $7,471   $5,284    $5,970
Gross profit......................         3,605    4,609    2,816     3,281
Net income........................         2,189    1,178      412       588




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING
AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


                EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the executive officers of the Company and their ages as of December 31, 1998 and positions held with the Company, as follows:

Name                  Age                   Position
--------------------- --- ---------------------------------------
John L. Dwight, Jr.   54  Chairman of the Board, Chief Executive
                          Officer, President and Director

Richard J. Mullin     47  Vice President and President, Wells-CTI
                                Division

Michael S. Cantor     62  Vice President and General Manger, PCD
                          Industrial/Avionics Division

Jeffrey A. Farnsworth 52  Vice President and General Manager,
                          Wells-CTI Phoenix

Mary L. Mandarino     44  Vice President, Finance and
                          Administration, Chief Financial
                          Officer, and Treasurer

Roddy J. Powers       55  Vice President, Operations

   Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when he purchased a controlling interest in PCD. Mr. Dwight was previously Vice President - International of Burndy Corporation, an electronic connector manufacturer. Mr. Dwight has 28 years of management and operating experience in the connector industry.

   Mr. Mullin has served as Vice President and President, Wells - CTI Division since December 1997. From June 1993 to December 1997, he was President and Chief Executive Officer of Wells. From May 1983 to June 1993, Mr. Mullin was Executive Vice President and Chief Financial Officer of Wells. Before joining Wells, Mr. Mullin was a CPA with Peat Marwick Mitchell & Co. for nine years.

   Mr. Cantor has served as Vice President and General Manager, Industrial/Avionics Division since February 1998. From July 1988 to February 1998, he was Vice President, Sales and Marketing. Mr. Cantor joined the Company in 1983 and has held various positions in management. From 1980 to 1983, Mr. Cantor was President - U.S. Operations for Balteau S.A. and from 1972 to 1980, Director of Regional Operations at Burndy Corporation. Mr. Cantor has 38 years of experience in the connector industry.

   Mr. Farnsworth has served as Vice President and the General Manager, Wells - CTI Phoenix since December 1997. From October 1993 to December 1997, he was Vice President and General Manager
- CTi. Mr. Farnsworth was a founder of Component Technologies, Inc. in 1983, and remained with the Company, in various positions in sales and marketing, following the acquisition of Component Technologies, Inc. by the Company in 1988. Mr. Farnsworth has 23 years of experience in the connector industry.

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

   For information with respect to the Directors of the Company, see "Election of Directors" in the Proxy Statement for the PCD
Inc. 1999 Annual Meeting of Stockholders, which portion of the Proxy Statement is incorporated herein by reference.

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

   Based solely on a review of the copies of such forms and amendments thereto received by the Company, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 1998 all Section 16(a) filing requirements applicable to its officers, directors and shareholders were met.


ITEM 11. EXECUTIVE COMPENSATION

   The information contained under the caption Executive
Compensation in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The information contained under the caption Security Ownership
Of Management and Principal Stockholders in the 1999 Proxy
Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained under the caption "Certain
Relationships and Related Transactions" in the 1999 Proxy
Statement is incorporated herein by reference.

                                 PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) Documents Filed as a part of the Form 10-K Report

  1) Financial Statements

     PCD INC.
     DECEMBER 31, 1998 and 1997
     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1998, 1997 and 1996.
     Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

     WELLS ELECTRONICS, INC.
     MAY 3, 1997
     Independent Auditors' Report
     Consolidated Balance Sheet as of  May 3, 1997
     Consolidated Statements of Income for the 53 weeks ended May
      3, 1997 and 48 weeks ended April 27, 1996
     Consolidated Statements of Shareholder's Equity for the 53
      weeks ended May 3, 1997 and 48 weeks ended April 27, 1996 Consolidated Statements of Cash Flows for the 53 weeks ended
      May 3, 1997 and 48 weeks ended April 27, 1996
     Notes to Consolidated Financial Statements


  2) Financial Statement Schedules

       All financial statements and schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

    3) Listing of Exhibits
   2.1(1)  Share Purchase Agreement among UL America, Inc., Wells Electronics, Inc. and PCD Inc.
           dated as of November 17, 1997.

   2.2(1)  Undertaking to Furnish Copies of Omitted Schedules to Share Purchase Agreement dated as of November 17, 1997

   3.1(2)  Restated Articles of Organization of Registrant effective March 22, 1996.

   3.2(2)  By-Laws of Registrant, as amended, effective April 1, 1996.

   4.1(2)  Articles 3, 4, 5 and 6 of the Restated Articles of Organization of Registrant
           (included in Exhibit 3.1).

   4.2(2)  Specimen Stock Certificate.

  10.1(1)  Loan Agreement between PCD Inc. and Fleet National Bank dated as of December 26, 1997.

  10.2(1)  Unlimited Guaranty from Wells Electronics, Inc. to Fleet National Bank dated as of
           December 26, 1997.

  10.3(1)  Security Agreement between PCD Inc. and Fleet National Bank dated as of December 26,
           1997.

  10.4     Amended and Restated Security Agreement between Wells-CTI, Inc. and Fleet National
           Bank dated as of July 31, 1998.

  10.5(1)  Stock Pledge Agreement between PCD Inc. and Fleet National Bank dated as of
           December 26, 1997.

  10.6(1)  Stock Pledge Agreement between Wells Electronics, Inc. and Fleet National Bank dated as of December 26, 1997.

  10.7(1)  Conditional Patent Assignment from PCD Inc. to Fleet National Bank dated as of
           December 26, 1997.

  10.8(1)  Conditional Patent Assignment from Wells Electronics, Inc. to Fleet National Bank dated as of December 26, 1997.

  10.9(1)  Conditional Patent Assignment from Wells Japan Kabushiki Kaisha to Fleet National Bank dated as of December 26, 1997.

  10.10(1) Conditional Trademark Collateral Assignment from PCD Inc. to Fleet National Bank dated as of December 26, 1997.

  10.11(1) Conditional Trademark Collateral Assignment from Wells Electronics, Inc. to Fleet
           National Bank dated as of December 26, 1997.

  10.12(1) Collateral Assignment of Contracts, Leases, Licenses and Permits from PCD Inc. to
           Fleet National Bank dated as of December 26, 1997.

  10.13(1) Collateral Assignment of Contracts, Leases, Licenses and Permits from Wells
           Electronics, Inc. to Fleet National Bank dated as of December 26, 1997.

  10.14(1) Undertaking to Furnish Copies of Omitted Exhibits and Schedules to Loan Agreement and
           Related Documents dated as of December 26, 1997.

  10.15(1) Subordinated Debenture and Warrant Purchase Agreement between PCD Inc. and Emerson
           Electric Co. dated as of December 26, 1997.

  10.16(1) Subordinated Debenture issued to Emerson Electric Co. dated December 26, 1997.

  10.17(1) Common Stock Purchase Warrant issued to Emerson Electric Co. dated December 26, 1997.

  10.18(1) Registration Rights Agreement between PCD Inc. and Emerson Electric Co. dated as of
           December 26, 1997.

  10.19(1) Subordination Agreement among PCD Inc., Emerson Electric Co. and Fleet National Bank dated as of December 26, 1997.

  10.20(1) Undertaking to Furnish Copies of Omitted Exhibits to Subordinated Debenture and
           Warrant Purchase Agreement dated as of December 26, 1997.

  10.21(2) Lease dated June 29, 1987, between Centennial Park Associates Realty Trust II and the
           Company, for premises located at Two Technology Drive, Centennial Park, Peabody,
           Massachusetts.

  10.22(3) Second Amendment to lease agreement dated July 15, 1993, between Centennial Park
           Associates Limited Partnership III and the Company.

  10.23(4) Third Amendment to lease agreement dated as of June 25, 1996, between the Company and
           Centennial Park Associates Limited Partnership III.

  10.24(2) Lease dated May 1995, between CMD Southwest Four and CTi Technologies, Inc., for premises located at 2102 W. Quail Avenue, Phoenix, Arizona.

  10.25(3) Lease dated September 21, 1995, between Blackthorn Area Partners and Wells
           Electronics, Inc., for premises located at 52940 Olive Road, South Bend, Indiana.

  10.26(3) Amendment dated May 16, 1997 to Lease dated September 21, 1995, between Blackthorn
           Area Partners and Wells Electronics, Inc., for premises located at 52940 Olive Road,
           South Bend, Indiana.

  10.27(3) Sublease dated October 10, 1992, between Daiwa House Kogyo Co., Ltd. and Wells Japan,
           Ltd. For premises located at Paleana Building 2-2-15, Shin-Yokahama, Kohuku-Ku,
           Yokohama, Japan (English translation).

  10.28(3) Lease dated September 25, 1997, between United Building and Leasing Corporation and
           Well Electronics, Inc. for premises located at 421 Amity Road, Swatara, Pennsylvania.

  10.29(2) Registrant's 1992 Stock Option Plan and related forms of stock option agreement.

  10.30(2) Registrant's 1996 Stock Plan and superceded forms of stock option agreement.

  10.31(2) Registrant's 1996 Eligible Directors Stock Plan and superceded form of stock option agreement.

  10.32(5) Form of option agreements for the 1996 Stock Plan.

  10.33(5) Form of option agreement for the 1996 Eligible Directors Stock Plan.

  10.34(2) April 2, 1985 Stock Purchase Agreement and Amendment to Stock Purchase Agreement dated
           March 31, 1983.

  10.35(3) Collective Bargaining Agreement between Wells Electronics, Inc. and Local Union 1392,
           International Brotherhood of Electrical Workers, dated February 19, 1997.

  10.36(2) Letter of Agreement dated September 18, 1995, between International Assemblers, Inc.
           and Cti Technologies, Inc.

  10.37(3) Letter Agreement with Richard J. Mullin, effective December 26, 1997.

  10.38(3) Management Incentive Plan.

  10.39(6) Registrant's Employee Stock Purchase Plan.

  10.40(6) Form of option agreement for the 1998 Employee Stock Purchase Plan.

  10.41    First Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           July 31, 1998.

  10.42    Second Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           August 31, 1998.

  21.1     Subsidiaries of the Registrant.
  23.1     Consent of PricewaterhouseCoopers, LLP.

  23.2     Consent of KPMG LLP.

  27.1     Financial Data Schedule.
----------

(1) A copy has been previously filed with the Company's current report on Form 8-K, (Commission file no. 0-27744), as filed on January 9, 1998, and as amended on March 11 and 24, 1998 and April 20, 1998 and is incorporated in this document by reference.

(2) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no. 333-
    1266), as filed on February 12, 1996 and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

(3) A copy has been previously filed with the Company's registration statement on form S-1 (Registration no. 333-
    46137), as filed on February 12, 1998 and as amended on March
    20, 1998 and April 13, 1998 and is incorporated in this document by reference.

(4) A copy has been previously filed with the Company's annual report on Form 10-K (Commission file no. 0-27744), as filed on March 28, 1997, and is incorporated in this document by reference.

(5) A copy has been previously filed with the Company's quarterly report on Form 10-Q, (Commission file no. 0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(6) A copy has been previously filed with the Company's registration statement on Form S-8 (Registration no. 333-
    57805), as filed on June 26, 1998, and is incorporated in this document by reference.

Management Contracts and Compensatory Plans
  10.29(1)  Registrant's 1992 Stock Option Plan and related forms of stock option agreement.

  10.30(1)  Registrant's 1996 Stock Plan and superceded forms of stock option agreement.

  10.31(1)  Registrant's 1996 Eligible Directors Stock Plan and superceded form of stock option agreement.

  10.32(2)  Form of option agreements for the 1996 Stock Plan.

  10.33(2)  Form of option agreement for the 1996 Eligible Directors Stock Plan.

  10.37(3)  Letter Agreement with Richard J. Mullin, effective December 26, 1997.

  10.38(3)  Management Incentive Plan.

  10.39(4)  Registrant's Employee Stock Purchase Plan.

  10.40(4)  Form of option agreement for the 1998 Employee Stock Purchase Plan.
----------

(1) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no. 333-
    1266), as filed on February 12, 1996 and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

(2) A copy has been previously filed with the Company's quarterly report on Form 10-Q, (Commission file no. 0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(3) A copy has been previously filed with the Company's registration statement on form S-1 (Registration no. 333-
    46137), as filed on February 12, 1998 and as amended on March
    20, 1998 and April 13, 1998 and is incorporated in this document by reference.

(4) A copy has been previously filed with the Company's registration statement on Form S-8 (Registration no. 333-
    57805), as filed on June 26, 1998, and is incorporated in this document by reference.


(b)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the fourth quarter of 1998.

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              PCD INC.

Dated: March 26, 1999      By: /s/ John L. Dwight, Jr.
                              ----------------------------------
                              John L. Dwight, Jr.
                              Chairman of the Board, President and
                              Chief Executive Officer

Dated: March 26, 1999      By: /s/ Mary L. Mandarino
                              ----------------------------------
                              Mary L. Mandarino
                              Vice President - Finance and
                              Administration, Chief Financial
                              Officer, and Treasurer (principal
                              financial and accounting officer)

Dated: March 26, 1999      By: /s/ Harold F. Faught
                              ----------------------------------
                              Harold F. Faught
                              Director

Dated: March 26, 1999      By: /s/ C. Wayne Griffith
                              ----------------------------------
                              C. Wayne Griffith
                              Director

Dated: March 26, 1999      By: /s/ John E. Stuart
                              ----------------------------------
                              John E. Stuart
                              Director

Dated: March 26, 1999      By: /s/ Theodore C. York
                              ----------------------------------
                              Theodore C. York
                              Director





<EXHIBIT>
EXHIBIT 10.4
             AMENDED AND RESTATED SECURITY AGREEMENT


     THIS AGREEMENT made as of July 31, 1998, by and between WELLS-CTI, INC., an Indiana corporation (formerly known as Wells Electronics, Inc. and successor by merger to CTi Technologies, Inc., a Massachusetts corporation "CTi Technologies"), with a principal place of business at 52940 Olive Road, South Bend, Indiana ("Debtor") and FLEET NATIONAL BANK, a national banking association organized under the laws of the United States having an office at One Federal Street, Boston, Massachusetts 02110, as Agent for itself and each of the other Lenders who are now or hereafter become parties to the hereinafter defined Loan Agreement ("Secured Party"). Capitalized terms used but not expressly defined herein shall have the meanings assigned thereto in said Loan Agreement.

SECTION 1.  RECITALS.

(a) Secured Party and Debtor entered into that certain security agreement dated December 26, 1997 (the "Security Agreement") in connection with that certain Loan Agreement dated December 26, 1997 by and among PCD Inc., a Massachusetts corporation ("Borrower"), Secured Party and the therein defined Lenders (the "Original Loan Agreement"); and

(b) Borrower has requested and Lenders have approved the merger of CTi Technologies into Wells Electronics, Inc., an Indiana corporation and the contemporaneous name change of Wells Electronics, Inc., to Wells-CTI, Inc., (such merger and name change being herein collectively referred to as the "Merger"); and

(c) In connection with the Merger, (a) Debtor has executed and delivered, or agreed to execute and deliver (i) this Amended and Restated Security Agreement, (ii) a Reaffirmation of Guaranty and Stock Pledge Agreement and (iii) amendments to various other security documents given by it to secure the Guaranty, including, without limitation, associated UCC-1 Financing Statements; and
(b) Borrower, Agent and Lenders have entered into a First Amendment of Loan Agreement (the "First Amendment of Loan Agreement"); and

(d) Agent and Debtor have agreed to enter into this Amended and Restated Security Agreement and acknowledge that this Amended and Restated Security Agreement amends, restates and supercedes the Security Agreement in its entirety; and

(e)  The Original Loan Agreement, as amended by the First
Amendment of Loan Agreement shall hereinafter be referred to as the "Loan Agreement".


SECTION 2.  THE SECURITY INTERESTS.

(a) In order to secure (i) payment and performance of all of the obligations of Principal Debtor under the Loan Agreement and under the Notes, (ii) the performance of all of the obligations of Debtor to Secured Party contained herein, and (iii) the payment of all other future advances and other obligations of Principal Debtor or Debtor to Secured Party and/or the Lenders, including, without limitation, any future loans and advances made to Principal Debtor or Debtor by Secured Party and/or the Lenders prior to, during or following any (a) application by Principal Debtor or Debtor for or consent by Principal Debtor or Debtor to the appointment of a receiver, trustee or liquidator of Principal Debtor's or Debtor's property, (b) admission by Principal Debtor or Debtor in writing of its inability to pay or failure generally to pay its respective debts as they mature, (c) general assignment by Principal Debtor or Debtor for the benefit of creditors, (d) adjudication of Principal Debtor or Debtor as bankrupt or (e) filing by Principal Debtor or Debtor of a voluntary petition in bankruptcy or a petition or an answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debts, dissolution or liquidation statute, or an answer admitting the material allegations of a petition filed against it in a proceeding under any such law (any of the foregoing shall hereinafter be referred to as a "Bankruptcy Event"), any interest accruing under the Notes and/or the Loan Agreement after the commencement of a Bankruptcy Event to the extent permitted by applicable law, and any and all other indebtedness, liabilities and obligations of Principal Debtor or Debtor to Secured Party and/or the Lenders of every kind and description, direct, indirect or contingent, now or hereafter existing, due or to become due (all of the foregoing being hereinafter called the "Obligations"), Debtor hereby grants to Secured Party for its benefit a continuing security interest in the following described fixtures and personal property (hereinafter collectively called the "Collateral"):

     All fixtures and all tangible and intangible personal property of Debtor, whether now owned or hereafter acquired by Debtor, or in which Debtor may now have or hereafter acquire an interest, including, without limitation, (a) all equipment (including all machinery, tools and furniture), inventory and goods (each as defined in the Uniform Commercial Code, if so defined therein); (b) all accounts, accounts receivable, other receivables, contract rights, chattel paper, and general intangibles (including, without limitation, trademarks, trademark registrations, trademark registration applications, servicemarks, servicemark registrations, servicemark registration applications, goodwill, tradenames, trade secrets, patents, patent applications, leases, licenses, permits, copyrights, copyright registrations, copyright registration applications, moral rights, any other proprietary rights, exclusionary rights or intellectual property and any renewals and extensions associated with any of the foregoing, as each of the foregoing may be secured under the laws now or hereafter in force and effect in the United States of America or any other jurisdiction) of Debtor (each as defined in the Uniform Commercial Code, if so defined therein); (c) all instruments, documents of title, policies and certificates of insurance, securities, bank deposits, deposit accounts, checking accounts and cash of Debtor; (d) all accessions, additions or improvements to, all replacements, substitutions and parts for, and all proceeds and products of, all of the foregoing and (e) all books, records and documents relating to any of the foregoing.

     (b) All Collateral consisting of accounts receivable, contract rights, instruments, chattel paper and general intangibles (each as defined in the Uniform Commercial Code) of Debtor arising from the sale, delivery or provision of goods and/or services, including, without limitation, all documents, notes, drafts and acceptances, now owned by Debtor as well as any and all thereof that may be hereafter acquired by Debtor and in and to all returned or repossessed goods arising from or relating to any contract rights, accounts or other proceeds of any sale or other disposition of inventory, are sometimes hereinafter collectively called the "Customer Receivables".

     (c) The security interests granted pursuant to this SECTION 2 (the "Security Interests") are granted as security only and shall not subject Secured Party to, or transfer or in any way affect or modify, any obligation or liability of Debtor under any of the Collateral or any transaction which gave rise thereto.

     SECTION 3. DELIVERY OF PLEDGED SECURITIES, CHATTEL PAPER AND DATABASE. All securities including, without limitation, shares of stock and negotiable promissory notes, of Debtor, whether now owned or hereafter acquired by Debtor, shall be delivered to Secured Party by Debtor simultaneously with the delivery hereof or, with respect to after acquired securities, promptly after the same have been acquired by Debtor (which securities are hereinafter called the "Pledged Securities") shall be in suitable form for transfer by delivery, or shall be accompanied by duly executed undated instruments of transfer or assignments in blank, all in form and substance satisfactory to Secured Party. EXHIBIT A attached hereto and made a part hereof sets forth a complete description of all securities owned by Debtor on the date hereof. Secured Party may at any time or from time to time, at its sole discretion, require Debtor to cause any chattel paper included in the Customer Receivables to be delivered to Secured Party or any successor agent or representative designated by it for the purpose of causing a legend referring to the Security Interests to be placed on such chattel paper and upon any ledgers or other records concerning the Customer Receivables.

     SECTION 4. FILING; FURTHER ASSURANCES. Debtor will, at its expense, execute, deliver, file and record (in such manner and form as Secured Party may reasonably require), or permit Secured Party to file and record, any financing statements, any carbon, photographic or other reproduction of a financing statement or this Security Agreement (which shall be sufficient as a financing statement hereunder), any specific assignments or other paper that may be reasonably necessary or desirable, or that Secured Party may reasonably request, in order to create, preserve, perfect or validate any Security Interest or to enable Secured Party to exercise and enforce its rights hereunder with respect to any of the Collateral. Debtor hereby irrevocably appoints Secured Party as Debtor's attorney-in-fact to execute in the name and behalf of Debtor such additional financing statements as Secured Party may reasonably request.

     SECTION 5. REPRESENTATIONS AND WARRANTIES OF DEBTOR. Debtor hereby represents and warrants to Secured Party that (a) Debtor is, or to the extent that certain of the Collateral is to be acquired after the date hereof, will be, the owner of the

Collateral free from any adverse Lien except as permitted under the Loan Agreement; (b) except for such financing statements identified on EXHIBIT C hereto and such financing statements relating to Liens against Debtor specifically described in and permitted by the Loan Agreement, no financing statement covering the Collateral is on file in any public office, other than the financing statements filed pursuant to this Security Agreement;
(c) all additional information, representations and warranties contained in EXHIBIT B attached hereto and made a part hereof are true, accurate and complete in all material respects on the date hereof; and (d) there are no restrictions upon the voting rights or the transfer of all or any of the Pledged Securities (other than as may appear on the face of any certificate evidencing any of the Pledged Securities or as may be imposed by any state or local agency or government) and Debtor has the right to vote, pledge, grant the Security Interest in and otherwise transfer the Pledged Securities free of any encumbrances (other than applicable restrictions imposed by any state or local agency or government or Federal or state securities laws or regulations).

     SECTION 6. COVENANTS OF DEBTOR. Debtor hereby covenants and agrees with Secured Party that Debtor (a) will defend the Collateral against all claims and demands of all persons at any time claiming any interest therein other than that of Secured Party; (b) will provide Secured Party with prompt written notice of (i) any change in the office where Debtor maintains its books and records pertaining to the Customer Receivables, and (ii) the movement or location of Collateral to or at any address other than as set forth in EXHIBIT B attached hereto; (c) will promptly pay any and all taxes, assessments and governmental charges upon the Collateral prior to the date penalties attach thereto except to the extent permitted under the Loan Agreement; (d) will immediately notify Secured Party of any event causing a substantial loss or diminution in the value of all or any material part of the Collateral and the amount or an estimate of the amount of such loss or diminution; (e) will have and maintain insurance at all times in accordance with the provisions of the Loan Agreement; (f) except in the ordinary course of business or as otherwise permitted under the Loan Agreement, will not sell or offer to sell or otherwise assign, transfer or dispose of the Collateral or any interest therein, without the prior written consent of Secured Party; (g) will keep the Collateral free from any adverse Lien (other than Liens permitted under the Loan Agreement) and in good order and repair, reasonable wear and tear excepted, and will not waste or destroy the Collateral or any part thereof; and (h) will not use the Collateral in violation of the Loan Agreement or this Agreement.

     SECTION 7. RECORDS RELATING TO COLLATERAL. Debtor will keep its records concerning the Collateral, including the Customer Receivables and all chattel paper included in the Customer Receivables, at the location(s) set forth in EXHIBIT B attached hereto or at such other place or places of business of which Secured Party shall have been notified in writing no less than ten (10) days in advance. Debtor will hold and preserve such records and chattel paper and will, to the extent provided in the Loan Agreement, (a) permit representatives of Secured Party at any time during normal business hours to examine and inspect the Collateral and to make abstracts from such records and chattel paper, and (b) furnish to Secured Party such information and reports regarding the Collateral as Secured Party may from time to time reasonably request.

     SECTION 8. RECORD OWNERSHIP OF PLEDGED SECURITIES. Debtor will promptly give to Secured Party copies of any notices or other communications received by Debtor with respect to Pledged Securities registered in the name of Debtor. Upon the occurrence of an Event of Default, Secured Party may cause any or all of the Pledged Securities to be transferred of record into the name of Secured Party (or a designee of Secured Party).

     SECTION 9. RIGHT TO RECEIVE DISTRIBUTIONS ON PLEDGED SECURITIES. Unless an Event of Default shall have occurred and be continuing, Debtor shall be entitled, from time to time, to collect and receive for its own use all dividends, interest and other payments and distributions made upon or with respect to the Pledged Securities, except:

          (i)   dividends of stock;

          (ii)  dividends payable in securities or other property
(except cash dividends);

          (iii) other securities issued with respect to or in lieu of the Pledged Securities (whether upon conversion of the convertible securities included therein or through stock split, spin-off, split-off, reclassification, merger, consolidation, sale of assets, combination of shares or otherwise).

All of the foregoing, together with all new, substituted or additional shares of capital stock, warrants, options or other rights, or other securities issued in addition to or in respect of all or any of the Pledged Securities shall be delivered to Secured Party hereunder as required by SECTION 3 hereof, to be held as Collateral pursuant to the terms hereof in the same manner as the Pledged Securities delivered to Secured Party on the date hereof.

     SECTION 10. RIGHT TO VOTE PLEDGED SECURITIES. Unless an Event of Default shall have occurred and be continuing, Debtor shall have the right, from time to time, to vote and to give consents, ratifications and waivers with respect to the Pledged Securities and to exercise conversion rights with respect to the convertible securities included therein, and Secured Party shall, upon receiving a written request from Debtor accompanied by a certificate signed by Debtor's principal financial officer stating that no Event of Default has occurred, deliver to Debtor or as specified in such request such proxies, powers of attorney, consents, ratifications and waivers in respect of any Pledged Securities which are registered in Secured Party's name, and make such arrangements with respect to the conversion of convertible securities as shall be specified in Debtor's request, such arrangements to be in form and substance reasonably satisfactory to Secured Party.

     If an Event of Default shall have occurred and be continuing, and provided Secured Party elects to exercise the rights hereinafter set forth by notice to Debtor of such election, Secured Party shall have the right, to the extent permitted by law, and Debtor shall take all such action as may be necessary or reasonably appropriate to give effect to such right, to vote and to give consents, ratifications and waivers and take any other action with respect to all the Pledged Securities with the same force and effect as if Secured Party were the absolute and sole owner thereof.

     SECTION 11. GENERAL AUTHORITY. Debtor hereby irrevocably appoints Secured Party Debtor's lawful attorney (which appointment shall be deemed a power coupled with an interest) with full power of substitution, in the name of Debtor, for the sole use and benefit of Secured Party, its successors and assigns, but at Debtor's expense, to exercise, all or any of the following powers with respect to all or any of the Collateral during the existence and continuance of any Event of Default:

     (i) to demand, sue for, collect, receive and give acquittance for any and all monies due or to become due;

     (ii) to receive, take, endorse, assign and deliver all checks, notes, drafts, securities, documents and other negotiable and non-negotiable instruments and chattel paper taken or received by Secured Party;

     (iii) to settle, compromise, compound, prosecute or defend any action or proceeding with respect thereto;

     (iv) to sell, transfer, assign or otherwise deal in or with the same or the proceeds or avails thereof or the related goods securing the Customer Receivables, as fully and effectually as if Secured Party were the absolute owner thereof;

     (v) to extend the time of payment of any or all thereof and to make any allowance and other adjustments with reference thereto;

     (vi) to discharge any taxes or Liens at any time placed thereon; and

     (vii) to execute any document or form, in the name of Debtor, which may be necessary or desirable in connection with any sale of Pledged Securities by Secured Party, including without limitation Form 144 promulgated by the Securities and Exchange Commission;

provided, that Secured Party shall give Debtor not less than ten
(10) days' prior written notice of the time and place of any sale or other intended disposition of any of the Collateral.

     SECTION 12. EVENTS OF DEFAULT. Debtor shall be in default under this Security Agreement upon the occurrence of any Event of Default under the Loan Agreement.

     SECTION 13. REMEDIES UPON EVENT OF DEFAULT. If any Event of Default shall have occurred and be continuing, Secured Party may exercise all the rights and remedies of a secured party under the Uniform Commercial Code. Secured Party may require Debtor to assemble all or any part of the Collateral and make it available to Secured Party at a place to be designated by Secured Party which is reasonably convenient. Secured Party shall give Debtor ten (10) days' written notice of its intention to make any public or private sale or sale at a broker's board or on a securities exchange of the Collateral. At any such sale the Collateral may be sold in one lot as an entirety or in separate parcels, as Secured Party may determine. Secured Party shall not be obligated to make any such sale pursuant to any such notice. To the extent permitted by law, Secured Party may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for the sale, and such sale may be made at any time or place to which the same may be adjourned. Secured Party, instead of exercising the power of sale herein conferred upon it, may proceed by a suit or suits at law or in equity to foreclose the Security Interests and sell the Collateral, or any portion thereof, under a judgment or decree of a court or courts of competent jurisdiction.

     SECTION 14. APPLICATION OF COLLATERAL AND PROCEEDS. The proceeds of any sale of, or other realization upon, all or any part of the Collateral shall be applied in the following order of priorities: (a) first, to pay the expenses of such sale or other realization, including reasonable attorneys' fees, and all expenses, liabilities and advances incurred or made by Secured Party in connection therewith, and any other unreimbursed expenses for which Secured Party may be reimbursed pursuant to
SECTION 15; (b) second, to the payment of the Obligations in such order of priority as Secured Party, in its sole discretion, shall determine; and (c) finally, to pay to Debtor, or its successors or assigns, or as a court of competent jurisdiction may direct, any surplus then remaining from such proceeds.

     SECTION 15. EXPENSES; SECURED PARTY'S LIEN. Debtor will forthwith upon demand pay to Secured Party: (a) the amount of any taxes which Secured Party may have been required to pay by reason of the Security Interests (including any applicable transfer and personal property taxes but excluding taxes in respect of Secured Party's income and profits) or to free any of the Collateral from any Lien thereon and (b) the amount of any and all reasonable costs and expenses, including the reasonable fees and disbursements of its counsel and of any agents not regularly in its employ, which Secured Party may incur in connection with (i) the collection or other disposition of any of the Collateral,
(ii) the exercise by Secured Party of any of the powers conferred upon it hereunder, (iii) any default on Debtor's part hereunder or (iv) any Bankruptcy Event.

     SECTION 16. TERMINATION OF SECURITY INTERESTS; RELEASE OF COLLATERAL. Upon the repayment and performance in full of all the Obligations and the expiration or termination of any obligations of Secured Party to advance funds to Debtor, or upon the sale of any Collateral which is permitted under the Loan Agreement or as otherwise consented to in writing by Secured Party, the Security Interests on such sold Collateral shall terminate and all rights to the Collateral shall revert to Debtor or such other party as may be entitled thereto. Upon any such termination of the Security Interests or release of Collateral, Secured Party will execute and deliver to Debtor such documents as Debtor shall reasonably request to evidence the termination of the Security Interests or the release of such Collateral, as the case may be. Notwithstanding the foregoing, this Security Agreement shall be reinstated if at any time any payment made or value received with respect to an Obligation is rescinded, invalidated, declared to be fraudulent or preferential, or set aside or is required to be repaid to a trustee, receiver or any other party under any case or proceeding, voluntary or involuntary, for the distribution, division or application of all or part of the assets of Debtor or the proceeds thereof, whether such case or proceeding be for the liquidation, dissolution or winding up of Debtor or their respective businesses, a receivership, insolvency or bankruptcy case or proceeding, an assignment for the benefit of creditors or a proceeding by or against Debtor for relief under the federal Bankruptcy Code or any other bankruptcy, reorganization or insolvency law or any other law relating to the relief of debtors, readjustment of indebtedness, reorganization, arrangement, composition or extension or marshalling of assets or otherwise, all as though such payment had not been made or value received.

     SECTION 17. NOTICES. All notices, requests, demands and other communications provided for hereunder shall be in writing and mailed or telefaxed or delivered to the applicable party in the manner set forth in SECTION 9.6 of the Loan Agreement.

     SECTION 18. MISCELLANEOUS. (a) No failure on the part of Secured Party to exercise, and no delay in exercising, and no course of dealing with respect to, any right, power or remedy under this Security Agreement shall operate as a waiver thereof; nor shall any single or partial exercise by Secured Party of any right, power or remedy under this Security Agreement preclude any other right, power or remedy. The remedies in this Security Agreement are cumulative and are not exclusive of any other remedies provided by law. Neither this Security Agreement nor any provision hereof may be changed, waived, discharged or terminated orally but only by a statement in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought.

     (b) This Security Agreement shall be construed in accordance with and governed by the laws of The Commonwealth of Massachusetts, except as otherwise required by mandatory provisions of law.

     (c) This Security Agreement may be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same Security Agreement.

     SECTION 19.  CONSENT TO JURISDICTION AND SERVICE OF PROCESS.

     (a) Except to the extent prohibited by applicable law, Debtor irrevocably:

          (i) agrees that any suit, action, or other legal proceeding arising out of this Security Agreement or any of the Loans may be brought in the courts of record of The Commonwealth of Massachusetts or any other state(s) in which any of the Collateral is located or the courts of the United States located in The Commonwealth of Massachusetts or any other state(s) in which any of the Collateral is located;

          (ii) consents to the jurisdiction of each such court in any such suit, action or proceeding; and

          (iii) waives any objection which it may have to the laying of venue of such suit, action or proceeding in any of such courts.

     For such time as any of the Obligations of Debtor to Secured Party shall be unpaid in whole or in part and/or the Commitment is in effect, Debtor irrevocably designates the registered agent or agent for service of process of the Debtor as reflected on the records of the Secretary of State of The Commonwealth of Massachusetts as its registered agent, and, in the absence thereof, the Secretary of State of The Commonwealth of Massachusetts, as its agent to accept and acknowledge on its behalf service of any and all process in any such suit, action or proceeding brought in any such court and agrees and consents that any such service of process upon such agent and written notice of such service to Debtor by registered or certified mail shall be taken and held to be valid personal service upon Debtor regardless of where Debtor shall then be doing business and that any such service of process shall be of the same force and validity as if service were made upon it according to the laws governing the validity and requirements of such service in each such state and waives any claim of lack of personal service or other error by reason of any such service. Any notice, process, pleadings or other papers served upon the aforesaid designated agent shall, within three (3) Business Days after such service, be sent by the method provided therefor under SECTION 9.6 of the Loan Agreement to the Debtor at its address set forth in the Loan Agreement. EACH OF THE PARTIES HERETO HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF ANY DISPUTE BETWEEN THE DEBTOR AND SECURED PARTY WITH RESPECT TO THE FINANCING DOCUMENTS AND/OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREBY.

     SECTION 20. SEPARABILITY. If any provision hereof is invalid or unenforceable in any jurisdiction, the other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of Secured
Party.

     IN WITNESS WHEREOF, this Security Agreement has been executed by the parties hereto all as of the day and year first above written.


                         WELLS-CTI, INC.


                         By:   /S/  Mary Mandarino
                             -----------------------------
                              Mary Mandarino
                              Treasurer


                         FLEET NATIONAL BANK, as Agent for
                         itself and the other Lenders


                         By:  /s/ Scott D. Wheelock
                             -----------------------------
                              Scott D. Wheelock
                              Vice President



<EXHIBIT>                                         <EXHIBIT 10.41>
                     FIRST AMENDMENT OF LOAN AGREEMENT

     This FIRST AMENDMENT OF LOAN AGREEMENT (this "Agreement") is made as of the 31st day of July, 1998 by and among (a) PCD INC., a Massachusetts corporation with a principal place of business at 2 Technology Drive, Peabody, Massachusetts 01960 (the "Borrower"), (b) FLEET NATIONAL BANK, a national banking association organized under the laws of the United States and having an office at One Federal Street, Boston, Massachusetts 02110 as a Lender and in its capacity as Agent ("Agent") for itself, and for each of the other Lenders who now or hereafter become parties to the hereinafter defined Loan Agreement and (c) the other Lenders.

                       W I T N E S S E T H:

     WHEREAS, Borrower, Agent and Lenders are parties to that certain Loan Agreement, dated as of December 26, 1997, (as the same may be further amended from time to time, the "Loan Agreement") pursuant to the terms of which Lenders made (a) a $30,000,000 Secured Term Loan A, (b) a $40,000,000 Secured Term Loan B and (c) a $20,000,000 Secured Revolving Credit Loan to Borrower; and
     WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings set forth in the Loan Agreement; and
     WHEREAS, Borrower has requested and Lenders have approved the merger of CTi Technologies, Inc., a Massachusetts corporation into Wells Electronics, Inc., an Indiana corporation ("Wells") and the contemporaneous name change of Wells, as survivor of such merger, to Wells-CTI, Inc. ("Wells-CTI"), (such merger and name change being herein collectively referred to as the "Merger"); and
     WHEREAS, in connection with the Merger, (a) Wells-CTI has executed and delivered, or agreed to execute and deliver an Assumption Agreement and Amendment to various security documents given by it securing the loans, including, without limitation, associated UCC-1 Financing Statements; and (b) Borrower, Agent and Lender have agreed to modify the Loan Agreement in certain hereinafter set forth respects.

     NOW THEREFORE, in consideration of the mutual covenants herein contained and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower, Agent and Lender hereby agree as follows:

     I. AMENDMENTS TO LOAN AGREEMENT: The Loan Agreement be and hereby is amended in the following respects:

          1. The definitions of "WELLS" and "WELLS JAPAN" appearing on page 16 of the Loan Agreement are hereby deleted in their entirety and the following are substituted therefor:

              "WELLS" means Wells-CTI, Inc., an Indiana corporation.

              "WELLS JAPAN" means Wells CTI Kabushiki
              Kaisha, a Japanese limited stock company, having its principal place of business at Paleana Building 2-2-15, Shin-Yokahama,
              Kohuku-Ku, Yokahama, Japan.

              In this regard, all references to "WELLS" or "WELLS
              JAPAN" in any of the other Financing Documents shall Be deemed to refer to WELLS-CTI AND WELLS CTI
              KABUSHIKI KAISHA respectively.

          2.  "EXHIBIT 1.1" and "EXHIBIT 4.1.1" attached to the
              Loan Agreement are hereby deleted and their entirety, and "SUBSTITUTE EXHIBIT 1.1" and "SUBSTITUTE EXHIBIT 4.1.1" attached to this First
              Amendment of Loan Agreement are hereby substituted therefor, respectively.


    II.   OTHER AGREEMENTS:

          1. All references to the Loan Agreement in any of the other Financing Documents, are hereby amended to refer to the Loan Agreement, as amended by this Agreement.

          2. All of the terms and provisions of this Agreement are hereby incorporated in the Loan Agreement and the Loan Agreement is amended accordingly. In the event that any term or condition contained in this Agreement conflicts with, or is inconsistent with, any provision of the Loan Agreement, as amended hereby, the terms and conditions of this Agreement shall supersede and control. In all other respects, the provisions of the Loan Agreement, shall remain in full force and effect, including, without limitation, any and all additional terms and conditions therein which are not in conflict with the provisions of this Agreement.

          3. The Borrower hereby restates and repeats all of the representations, warranties and covenants of the Borrower set forth in the Loan Agreement and each of the other Financing Documents to the same extent as if fully set forth herein and the Borrower hereby certifies that all such representations and warranties are true and accurate as of date hereof.

          4. The Borrower hereby further represents, warrants and confirms that (a) all of the Financing Documents and the terms thereof are hereby ratified and confirmed, (b) the Loan Agreement, as amended hereby, and each of the other Financing Documents, as amended hereby, are all in full force and effect and evidence the valid and binding obligation of Borrower enforceable in accordance with their respective terms and (c) there does not exist (i) any offset or defense against the payment or performance of any of the indebtedness or obligations of the Borrower evidenced or secured by the Financing Documents or (ii) any claim or cause of action by Borrower against Agent or any Lender.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written, under seal.

WITNESS:                           BORROWER:

                                   PCD INC.

______________________________     By: /s/ Mary L. Mandarino.
                                      ---------------------------
                                      Mary L. Mandarino
                                      Treasurer



WITNESS:                           AGENT:

                                   FLEET NATIONAL BANK, as Agent
                                   for the Lenders


______________________________     By: /s/ Scott D. Wheelock
                                      ---------------------------
                                      Scott D. Wheelock
                                      Vice President

                                   LENDERS:

                                   FLEET NATIONAL BANK, as Lender

_________________________          By: /s/ Scott D. Wheelock
                                      ---------------------------
                                      Scott D. Wheelock
                                      Vice President


                                   STATE STREET BANK AND TRUST
                                   COMPANY

_________________________          By: /s/ Bruce Daniels
                                      ---------------------------
                                      Bruce Daniels
                                      Vice President


                                   IMPERIAL BANK

_________________________          By: /s/ William Sweeney
                                      ---------------------------
                                      William Sweeney
                                      Assistant Vice President


                                   EASTERN BANK

_________________________          By: /s/ John P. Farmer
                                      ---------------------------
                                      John P. Farmer
                                      Vice President


                                   IBJ SCHRODER BANK & TRUST
                                   COMPANY

_________________________          By: /s/ Michael Graham
                                      ---------------------------
                                      Michael Graham
                                      Director

                                   CORESSTATES BANK, N.A.

_________________________          By: /s/ Lyle P. Cunnigham
                                      ---------------------------
                                      Lyle P. Cunningham
                                      Vice President


                                   FIRST SOURCE FINANCIAL LLP

_________________________          By: /s/ John L. Walding
                                      ---------------------------
                                      John L. Walding
                                      Vice President




<EXHIBIT>                                         <EXHIBIT 10.42>
                    SECOND AMENDMENT OF LOAN AGREEMENT

     This SECOND AMENDMENT OF LOAN AGREEMENT (this "Amendment") is made as of the 31st day of August, 1998 by and among (a) PCD INC., a Massachusetts corporation with a principal place of business at 2 Technology Drive, Peabody, Massachusetts 01960 (the "Borrower"), (b) FLEET NATIONAL BANK, a national banking association organized under the laws of the United States and having an office at One Federal Street, Boston, Massachusetts 02110 as a Lender and in its capacity as Agent ("Agent") for itself, and for each of the other Lenders who now or hereafter become parties to the hereinafter defined Loan Agreement and (c) the other Lenders.
                      W I T N E S S E T H:

     WHEREAS, Borrower, Agent and Lenders are parties to that certain Loan Agreement, dated as of December 26, 1997, as amended by that certain First Amendment of Loan Agreement dated as of July 31, 1998 (as the same may be further amended from time to time, the "Loan Agreement") pursuant to the terms of which Lenders made (a) a $30,000,000 Secured Term Loan A, (b) a $40,000,000 Secured Term Loan B and (c) a $20,000,000 Secured Revolving Credit Loan to Borrower; and
     WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings set forth in the Loan Agreement; and
     WHEREAS, in addition, Borrower has requested and Agent and Lenders have agreed to amend the Loans in certain respects, including, without limiting the generality of the foregoing by
(a) consolidating Term Loan A and Term Loan B into one Term Loan,
(b) adjusting the payment schedules of the Term Loans so as to have one Term Loan payment schedule and (c) amending certain financial covenants set forth in the Loan Agreement (collectively the "Amendment"); and
     WHEREAS, in connection with the Amendment, (a) Borrower has this day executed and delivered to each Lender its Amended, Restated and Consolidated Term Note in the principal amounts set forth on EXHIBIT A attached hereto and incorporated herein by reference (collectively, the "Amended and Restated Notes") and
(b) Borrower, Agent and Lenders have agreed to modify the Loan Agreement in certain hereinafter set forth respects.

     NOW THEREFORE, in consideration of the mutual covenants herein contained and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower, Agent and Lender hereby agree as follows:

   I. AMENDMENTS TO LOAN AGREEMENT: The Loan Agreement be and hereby is amended in the following respects:

       1. The definition of "APPLICABLE MARGIN" appearing on pages 2-4 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

       "APPLICABLE MARGIN" means, with respect to the Revolving Credit Loan and the Term Loan, for each
       Libor Loan, two and one-half percent (2.50%) per annum and for each Prime Rate Loan, one and one quarter percent (1.25%) per annum, provided, however, that if, at any time on or after the receipt by the Agent of the quarterly financial statements for the Borrower's June 30, 1998 fiscal quarter and each subsequent Borrower fiscal quarter provided to the Agent by the Borrower pursuant to SECTION 5.3.3 hereof, the ratio of (a) total Senior Debt on a consolidated basis as of the last day of the most recently ended fiscal quarter of the Borrower to (b)
       EBITDA, is within the ratios set forth below and if and so long as no Event of Default or Default exists, the Applicable Margin shall, subject to the last sentence of this definition, equal the rate set forth below opposite the applicable ratio:

                              APPLICABLE MARGIN APPLICABLE MARGIN
            RATIO                 LIBOR LOAN    PRIME RATE LOAN
   Less than 2.75:1 and greater      2.25%           1.00%
     than or equal to 2.50:1

   Less than  2.50:1 and greater     2.00%           0.75%
     than or equal to 2.00:1

   Less than 2.00:1 and greater      1.75%           0.50%
     than or equal to 1.50:1

   Less than 1.50:1 and greater      1.50%           0.25%
     than or equal to 1.00:1

   Less than 1.00:1                  1.25%           0.00%

   Any change in the Applicable Margin required pursuant to the foregoing shall become effective on the fifth Business Day after the Agent receives the

       Borrower's financial statement for the Borrower's fiscal quarter in question; provided, however, that each of the above referenced interest rates shall remain in effect only so long as Borrower qualifies therefor and provided further, however, that interest rate reductions shall become final only on the basis of Borrower's annual audited financial statements and in the event that such annual audited financial statements establish that the Borrower was not entitled to a rate reduction which was previously granted, the Borrower shall, upon written demand by the Agent, repay to the Agent for the account of each Lender an amount equal to the excess of interest at the rate which should have been charged based on such annual audited financial statements and the rate actually charged on the basis of Borrower's quarterly financial statement(s) (provided that in the event of a dispute as to the appropriate fiscal quarter as to which any adjustment should be allocated, the decision of the independent accountants of the Borrower shall be made in accordance with GAAP and shall be binding upon the Agent, the Lenders and the Borrower absent manifest error); and provided further, however, that in the event that Borrower fails to provide any financial statement on a timely basis in accordance with SECTION 5.3.3, any interest rate increase payable as a result thereof shall be retroactively effective to the date on which the financial statement in question should have been received by the Agent in accordance with SECTION 5.3.3, and the Borrower shall pay any amount due as a result thereof upon written demand from the Agent. The Agent shall send the Borrower written acknowledgment of each change in the Applicable Margin in accordance with the Agent's customary procedures as in effect from time to time, but the failure to send such acknowledgment shall have no effect on the effectiveness or applicability of the foregoing provisions of this definition or Borrower's obligations with respect to payment and calculation of interest on Libor Loans.

       2. The definition of "Fee Letter" appearing on page 8 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

       "FEE LETTER" means each of that certain fee letter dated October 31, 1997, that certain fee letter dated as of the date of the Second Amendment of Loan Agreement and any subsequent fee letter between Borrower and the Agent regarding certain fees payable by the Borrower.

       3. Subsection (C) of the definition of "Interest Period" appearing on page 10 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

       (D) for the Term Loan, no Interest Period shall end after the Term Loan Repayment Date and for the Revolving Credit Loan, no Interest Period shall end after the Revolving Credit Repayment Date; and

       4. The definitions of "Term Loans", "Term Loan A", "Term Loan B", "Term Note A", "Term Note B", "Term Loan A Repayment Date" and "Term Loan B Repayment Date", all appearing on page 16 of the Loan Agreement are each deleted in their entirety and following are substituted therefor:

          "TERM LOAN" means the term loan in the aggregate principal amount of $50,000,000 to be maintained by the Lenders pursuant to SECTION 2.1.1 hereof.

          "TERM NOTE" means an amended, restated and consolidated term note of the Borrower payable to the order of a Lender in the form of EXHIBIT 1.6 hereto evidencing the Indebtedness of the Borrower to such Lender with respect to the Term Loan.

          "TERM LOAN REPAYMENT DATE" means the earlier to occur of (i) December 31, 2003 and (ii) such earlier date on which the Term Loan becomes due and payable pursuant to the terms hereof.

          In connection with the substitution of such definitions, all references in the Loan Agreement or any of the other Financing Documents to (a) the "Term Loans", "Term Loan A" and "Term Loan B" shall be deemed to refer to the "Term Loan", (b) "Term Note A" or "Term Note B" shall be deemed to refer to the "Term Note" and (c) the "Term Loan A Repayment Date" or the "Term Loan B Repayment Date" shall be deemed to refer to the "Term Loan Repayment Date".

       5. SECTIONS 2.1.1. AND 2.1.2. appearing on pages 19 - 20 of the Loan Agreement are hereby deleted in their entirety and the following is substituted therefor:

       SECTION 2.1.1. TERM LOAN. Borrower shall pay on the last day of each calendar quarter ending on or in between the dates set forth below the amount of the Term Loan set forth immediately opposite such dates below:

                  Repayment                Quarterly
                     Dates                Payment Amount
                -------------             --------------
          September 30, 1998 through
            December 31, 1998            $2,000,000

          January 1, 1999 through
            December 31, 1999            $2,100,000

          January 1, 2000 through
            December 31, 2000            $2,200,000

          January 1, 2001 through

            December 31, 2001            $2,300,000

          January 1, 2002 through
            December 31, 2002            $2,400,000

          January 1, 2003 through
            September 30, 2003           $2,500,000

          Term Loan Repayment Date       Then Remaining
                                         Outstanding Balance
                                         of the Term Loan

       SECTION 2.1.2.     INTENTIONALLY OMITTED.

       6.  SECTION 2.2.2 appearing on pages 21 and 22 of the Loan
       Agreement are hereby deleted in its entirety and the following is substituted therefor:

       SECTION 2.2.2. FEES On the last Business Day of each March, June, September and December commencing September 30, 1998 and continuing through the Revolving Credit Repayment Date, the Borrower shall pay to the Agent for the pro rata account of each Lender, a fee in an amount equal to .50% per annum of the amount, if any, by which the average actual daily amount of the Revolving Credit Loan Commitment for the quarterly period just ended (or in the case of the first such payment, the period from the Closing Date to the date such payment is due) exceeds the sum of (x) the average of the actual daily (on the basis of a year of 360 days, for the actual number of days elapsed) outstanding principal balances of the Revolving Credit Loans PLUS (y) the average of the actual daily aggregate amount of the outstanding stated amount of any Letter of Credit or Letter of Credit Agreement, and any unreimbursed amounts thereunder; provided, however, that if at any time after the receipt by the Agent of the quarterly financial statements for the Borrower's June 30, 1998 fiscal quarter and each subsequent Borrower fiscal quarter provided to the Agent by the Borrower pursuant to SECTION 5.3.3 hereof, the ratio of (a) total Senior Debt on a consolidated basis as of the last day of the most recently ended fiscal quarter of the Borrower to (b) EBITDA, (i) is less than 2.5:1.0 and greater than or equal to 2.0:1.0 and if and so long as no Event of Default or Default exists and is continuing, the Borrower shall pay to the Agent for the pro rata account of each Lender a fee in an amount equal to .45% per annum of the amount, if any, by which the average actual daily amount of the Revolving Credit Loan Commitment for the quarterly period just ended (or in the case of the first such payment, the period from the Closing Date to the date such payment is due) exceeds the sum of (x) the average of the actual daily (on the basis of a year of 360 days, for the actual number of days elapsed) outstanding principal balance of the Revolving Credit Loans PLUS (y) the average of the actual daily aggregate amount of the outstanding stated amount of any Letter of Credit or Letter of Credit Agreement, and any unreimbursed amounts thereunder; (ii) is less than 2.0:1.0 and greater than or equal to 1.5:1.0 and if and so long as no Event of Default or Default exists and is continuing, the Borrower shall pay to the Agent for the pro rata account of each Lender a fee in an amount equal to .40% per annum of the amount, if any, by which the average actual daily amount of the Revolving Credit Loan Commitment for the quarterly period just ended (or in the case of the first such payment, the period from the Closing Date to the date such payment is due) exceeds the sum of (x) the average of the actual daily (on the basis of a year of 360 days, for the actual number of days elapsed) outstanding principal balance of the Revolving Credit Loans PLUS (y) the average of the actual daily aggregate amount of the outstanding stated amount of any Letter of Credit or Letter of Credit Agreement, and any unreimbursed amounts thereunder or (iii) is less than 1.5:1.0 and greater than or equal to 1.0:1.0 and if and so long as no Event of Default or Default exists and is continuing, the Borrower shall pay to the Agent for the pro rata account of each Lender a fee in an amount equal to .35% per annum of the amount, if any, by which the average actual daily amount of the Revolving Credit Loan Commitment for the quarterly period just ended (or in the case of the first such payment, the period from the Closing Date to the date such payment is due) exceeds the sum of (x) the average of the actual daily (on the basis of a year of 360 days, for the actual number of days elapsed) outstanding principal balance of the Revolving Credit Loans PLUS (y) the aggregate amount of the outstanding stated amount of any Letter of Credit or Letter of Credit Agreement, and any unreimbursed amounts thereunder or (iv) is less than 1.0:1.0 and if and so long as no Event of default or Default exists and is continuing, the Borrower shall pay to the Agent for the pro rata account of each Lender a fee in an amount equal to .30% per annum of the amount, if any, by which the average actual daily amount of the Revolving Credit Loan Commitment for the quarterly period just ended (or in the case of the first such payment, the period from the Closing Date to the date such payment is due) exceeds the sum of (x) the average of the actual daily (on the basis of a year of 360 days, for the actual number of days elapsed) outstanding principal balance of the Revolving Credit Loans PLUS (y) the aggregate amount of the outstanding stated amount of any Letter of Credit or Letter of Credit Agreement, and any unreimbursed amounts thereunder (the "Unused Fees"). In addition, the Borrower shall pay to the Agent for its own account certain fees as specified in the Fee Letter.

       7.  SECTIONS 2.6.1.1 AND 2.6.1.2 appearing on pages 27 and
       28 of the Loan Agreement are hereby deleted in their entirety and the following is substituted therefor:

       SECTION 2.6.1.1. In addition to each other principal payment required hereunder, the outstanding principal balance of the Term Loan shall be repaid on the Term Loan Repayment Date and the outstanding principal balances of the Revolving Credit Loans shall be repaid on the Revolving Credit Repayment Date.

       SECTION 2.6.1.2. On or before the 90th day after the end of each fiscal year of the Borrower commencing with the fiscal year ending December 31, 1998, the Borrower shall prepay to the Agent for the accounts of the Lenders in accordance with their Pro Rata Shares an amount of the outstanding principal balances of the Term Loans equal to 50% of the amount, if any, of Excess Cash Flow for such fiscal year; provided, however, that if, based upon the financial statements for the Borrower's immediately preceding fiscal year end delivered to the Agent pursuant to SECTION 5.3.2, the ratio of (a) total Senior Debt on a consolidated basis as of the last day of the most recently ended fiscal quarter of the Borrower to (b) EBITDA, is less than 2.00:1, the Borrower shall not be required to make such prepayment on account of such fiscal year. Such prepayments shall be in addition to any and all other mandatory and voluntary prepayments required or permitted hereunder and shall be applied to the principal installments of the Term Loans in accordance with SECTION 2.6.1.6.

       8. The first sentence of SECTION 2.6.1.6. appearing on page 29 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

       SECTION 2.6.1.6.  Any amount repaid by the Borrower
       and/or any Subsidiary under this SECTION 2.6.1 shall be applied on a pro-rata basis to the respective amounts of the remaining payments to reduce the remaining quarterly payments of the Term Loan.

       9. SECTION 5.1.12. appearing on pages 50-51 of the Loan Agreement is hereby deleted in its entirety.

       10. SECTION 5.1.12A appearing on pages 51-52 of the Loan
       Agreement is hereby deleted in its entirety and the following is substituted therefor:

           SECTION 5.1.12A. MAXIMUM RATIO OF TOTAL
         INDEBTEDNESS FOR BORROWED MONEY TO EBITDA.
         Maintain at the end of each fiscal quarter of Borrower a ratio of (i) total Indebtedness for Borrowed Money on a consolidated basis as of the last day of such fiscal quarter to (ii) EBITDA, of not greater than 3.00:1.00.

       11. PCD Control Systems, Inc. has changed its name to PCD Control Systems Interconnect, Inc. All references to PCD Control Systems, Inc. in the Financing Documents are amended to read PCD Control Systems Interconnect, Inc.

       12. At the request of the Borrower, the Agent and the Lenders hereby consent to the following transactions and waive any Default or Event of Default which may be occasioned thereby under Sections 2.6.1.5, 5.2.3, 5.2.8,
       5.2.12 and 5.2.20:

       (a)  the liquidation of Wells-CTI Pte Ltd.;

       (b) termination of the operations of the Korean branch office of Wells CTI KK;

       (c) organization of a new Japanese Subsidiary of Wells-CTI, Inc. to be wholly-owned by Wells-CTI, Inc., the borrowing of Revolving Credit Loan proceeds and/or additional borrowings from the Lenders or any of them for the purpose of capitalizing such newly organized Japanese Subsidiary and the sale of the issued and outstanding capital stock of Wells Japan by Wells-CTI, Inc. to said newly organized Japanese Subsidiary; provided, however, any such additional borrowings (other than those under the Revolving Credit Loan) shall be repaid with seven (7) days of the date thereof).

         The foregoing waivers and consents are strictly limited to the transactions expressly described above and shall not be deemed to extend to any other transaction or to imply any consent or waiver by the Agent or the Lenders to any other similar transaction.

       13. EXHIBIT 1.9 attached to the Loan Agreement is hereby deleted in its entirety and SUBSTITUTE EXHIBIT 1.9 attached hereto is substituted therefor.


  II.  OTHER AGREEMENTS:

       1. All references to the Loan Agreement in any of the other Financing Documents, are hereby amended to refer to the Loan Agreement, as amended by this Amendment.

       2. All of the terms and provisions of this Amendment are hereby incorporated in the Loan Agreement and the Loan Agreement is amended accordingly. In the event that any term or condition contained in this Amendment conflicts with, or is inconsistent with, any provision of the Loan Agreement, as amended hereby, the terms and conditions of this Amendment shall supersede and control. In all other respects, the provisions of the Loan Agreement, shall remain in full force and effect, including, without limitation, any and all additional terms and conditions therein which are not in conflict with the provisions of this Amendment.

       3. The Borrower hereby restates and repeats all of the representations, warranties and covenants of the Borrower set forth in the Loan Agreement and each of the other Financing Documents to the same extent as if fully set forth herein and the Borrower hereby certifies that all such representations and warranties are true and accurate as of date hereof.

       4. The Borrower hereby further represents, warrants and confirms that (a) all of the Financing Documents and the terms thereof are hereby ratified and confirmed, (b) the Loan Agreement, as amended hereby, and each of the other Financing Documents, as amended hereby, are all in full force and effect and evidence the valid and binding obligation of Borrower enforceable in accordance with their respective terms and (c) there does not exist (i) any Default or Event of Default, (ii) any offset or defense against the payment or performance of any of the Indebtedness or Obligations of the Borrower evidenced or secured by the Financing Documents or (iii) any claim or cause of action by Borrower against Agent or any Lender.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written, under seal.

WITNESS:                           AGENT:

                                   FLEET NATIONAL BANK, as Agent
                                   for the Lenders


_________________________          By: /s/ Scott D. Wheelock
                                       -----------------------------
                                       Scott D. Wheelock
                                       Vice President

                                   LENDERS:


                                   FLEET NATIONAL BANK, as Lender

_________________________          By: /s/ Scott D. Wheelock
                                       -----------------------------
                                       Scott D. Wheelock

                                       Vice President

                                STATE STREET BANK AND TRUST
                                COMPANY

______________________          By: /s/ Bruce Daniels
                                   ---------------------------
                                   Bruce Daniels
                                   Vice President

                                IMPERIAL BANK


_______________________         By: /s/ William Sweeney
                                   ---------------------------
                                   William Sweeney
                                   Assistant Vice President


                                EASTERN BANK

_______________________         By: /s/ John P. Farmer
                                   ---------------------------
                                   John P. Farmer
                                   Vice President


                                IBJ SCHRODER BANK & TRUST COMPANY

_______________________         By: /s/ Michael Graham
                                   ---------------------------
                                   Michael Graham
                                   Director


                                FIRST UNION NATIONAL BANK
                               (Successor by merger with
                                Coresstates Bank, N.A.)

_______________________         By: /s/ Lyle P. Cunningham
                                   ---------------------------
                                   Lyle P. Cunningham
                                   Vice President

                                FIRST SOURCE FINANCIAL LLP

_______________________         By: /s/ John L. Walding
                                   ---------------------------
                                   John L. Walding
                                   Vice President



                                PCD, INC.

_______________________         By: /s/ Mary L. Mandarino
                                   ---------------------------
                                   Mary L. Mandarino
                                   Treasurer

                     SUBSTITUTE EXHIBIT 1.9


NAME OF LENDER, ADDRESS FOR NOTICES
AND WIRE TRANSFER INSTRUCTIONS:         PRO RATA SHARE

Fleet National Bank                     Revolving
One Federal Street                      Credit Loan:  25.1259%
Mail Stop:  MAOFD07A                    Term Loan:    25.1259%
Boston, Massachusetts 02110
Attn: Thomas W. Davies,
      Senior Vice President

      WIRE TRANSFER INSTRUCTIONS:

Fleet National Bank
One Federal Street
Boston, Massachusetts 021110
Attn:      Susan Koulouris
Telecopy: (617) 346-1633]0151
ABA #: 011000138
Account: Commercial Loan Services
         Attn: Agent Bank MA
Account #:  1510351 G/L
Re:  PCD Inc.


NAME OF LENDER, ADDRESS FOR NOTICES
AND WIRE TRANSFER INSTRUCTIONS:         PRO RATA SHARE

Street Bank and Trust Company           Revolving
225 Franklin Street                     Credit Loan:  16.6619%
Boston, Massachusetts                   Term Loan:    16.6619%
Attn: Bruce Daniels,
      Vice President

     WIRE TRANSFER INSTRUCTIONS

State Street Bank and Trust Company
225 Franklin Street
Boston, Massachusetts
Attn:  Cindi Kenny
Telecopy:  (617) 664-3465
ABA#: 011000028
Re:  PCD Inc.

NAME OF LENDER, ADDRESS FOR NOTICES
AND WIRE TRANSFER INSTRUCTIONS:         PRO RATA SHARE

Imperial Bank                           Revolving
225 Franklin Street, 28th Floor         Credit Loan:  8.73%
Boston, Massachusetts 02109             Term Loan:    8.73%
Attn: William Sweeney,
      Assistant Vice President

     WIRE TRANSFER INSTRUCTIONS:

Imperial Bank
2015 Manhattan Beach Boulevard
Redondo Beach, CA 90278
Attn:  Debbie Smith
Telecopy:  (617) 521-9410
ABA#: 122-201-444
Re:  PCD Inc.

NAME OF LENDER, ADDRESS FOR NOTICES
AND WIRE TRANSFER INSTRUCTIONS:         PRO RATA SHARE

Eastern Bank                            Revolving
53 State Street, 13th Floor             Credit Loan:  10.71%
Boston, Massachusetts 02109             Term Loan:    10.71%
Attn: John P. Farmer,
      Vice President

     WIRE TRANSFER INSTRUCTIONS:

Eastern Bank
53 State Street, 13th Floor
Boston, Massachusetts 02109
Attn:  John P. Farmer, Vice President
Telecopy:  (617) 263-2521
ABA#:  011301798
Re:    PCD Inc.

NAME OF LENDER, ADDRESS FOR NOTICES
AND WIRE TRANSFER INSTRUCTIONS:         PRO RATA SHARE

IBJ Schroder Bank & Trust               Revolving
Company                                 Credit Loan:  16.6619%
One State Street                        Term Loan:    16.6619%
New York, New York 10004
Attn: Michael Graham, Director

     WIRE TRANSFER INSTRUCTIONS:

IBJ Schroder Bank & Trust Company
One State Street
New York, New York 10004
Attn: Bill Reyes - Loan Department
ABA#:  026007825
Re:    PCD Inc.


NAME OF LENDER, ADDRESS FOR NOTICES
AND WIRE TRANSFER INSTRUCTIONS:         PRO RATA SHARE

CoreStates Bank, N.A.                   Revolving
28 State Street                         Credit Loan:  11.00%
Suite 1100                              Term Loan:    11.00%
Boston, Massachusetts  02109
Attn: Lyle P. Cunningham,
      Vice President

     WIRE TRANSFER INSTRUCTIONS:

CoreStates Bank, N.A.
28 State Street
Suite 1100
Boston, Massachusetts  02109
ABA#:  031000011
Account:  Commercial Loan Wire Account
Attn: Dee Scott
Account #: 00013-20452
Re:        PCD Inc.

NAME OF LENDER, ADDRESS FOR NOTICES
AND WIRE TRANSFER INSTRUCTIONS:         PRO RATA SHARE

First Source Financial LLP              Revolving
c/o First Source Financial, Inc.        Credit Loan:  11.1103
2850 West Golf Road                     Term Loan:    11.1103
5th Floor
Rolling Meadows, Illinois  60008
Attention:  Ms. Kimberly Kerr

     WIRE TRANSFER INSTRUCTIONS:

First Source Financial LLP
c/o The Bank of New York
Corporate Trust Administration
101 Barclay Street
New York, New York  10286
Attention:  Ms. Cheryl L. Laser

                                5


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
















<EXHIBIT>                                            EXHIBIT 23.1

                 CONSENT OF PRICEWATERHOUSECOOPERS LLP

We consent to the incorporation by reference in the Registration Statements of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403, 333-07405 and 333-57805) of our report dated January 29,
1999, relating to the consolidated balance sheets of PCD Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity, and cash flows for the three years in the period ended December 31, 1998, which reports are included in this Annual Report on Form 10-K.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 25, 1999

<EXHIBIT>                                           EXHIBIT 23.2


                   CONSENT OF KPMG LLP

We consent to the incorporation by reference in the Registration Statements of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403, 333-07405 and 333-57805) of our report dated January 15,
1998, relating to the consolidated balance sheets of Wells Electronics, Inc. and subsidiaries as of May 3, 1997 and the related consolidated statements of income, shareholder's equity, and cash flows for the 53 weeks ended May 3, 1997 and the 48 weeks ended April 27, 1996 which report is included in this Report on Form 10-K.


/s/ KPMG LLP

Chicago, Illinois
March 26, 1999