Form 10-Q
period 1999-04-03
PCD INC
filed 1999-05-06
CIK 1007594

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999 or

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

Number of shares of common stock, $0.01 par value, outstanding at May 4, 1999: 8,506,680

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                          APRIL 3, 1999

FORWARD LOOKING INFORMATION

   Statements in this report concerning the future revenues, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking statements" made pursuant to the safe harbor provisions of the Securities Exchange Act of 1934, as amended. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to the risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the integrated circuit package interconnect and semiconductor industries, the Company's dependence on its principal customers and independent distributors, acquisitions and indebtedness, international sales and operations, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry, Year 2000 compliance and the like.

     In addition, the Company may experience unanticipated costs or other difficulties in connection with the acquisition and integration of a business such as Wells Electronics, Inc. The Company's most recent filings with the Securities and Exchange commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of April 3, 1999 and
      December 31, 1998.
    Consolidated Statements of Income for the quarters ended
      April 3, 1999 and March 28, 1998.
    Consolidated Statements of Cash Flows for the quarters ended
      April 3, 1999 and March 28, 1998.
    Notes to Condensed Consolidated Financial Statements.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                    4/3/99    12/31/98
                                                   -------    --------
ASSETS
Current assets:
   Cash and cash equivalents.................     $  1,033   $    852
   Accounts receivable, net..................        6,942      5,851
   Inventory.................................        5,262      5,042
   Prepaid expenses and other current assets.          643        643
                                                  --------   --------
          Total current assets...............       13,880     12,388
Equipment and improvements
   Equipment and improvements................       26,548     25,569
   Accumulated depreciation..................        8,502      7,442
                                                  --------   --------
Equipment and improvements, net..............       18,046     18,127
Deferred tax asset...........................       13,943     14,192
Goodwill.....................................       57,819     58,592
Intangible assets............................       12,196     12,456
Debt financing fees..........................        1,473      1,531
Other assets.................................        1,774      1,818
                                                  --------   --------
          Total assets.......................     $119,131   $119,104
                                                  ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt...........................     $ 12,200   $  9,700
   Current portion of long-term debt.........        8,500      8,400
   Accounts payable..........................        2,842      3,146
   Accrued liabilities.......................        2,528      2,981
                                                  --------   --------
          Total current liabilities..........       26,070     24,227
Long-term debt, net of current portion.......       35,400     37,600
Accumulated other comprehensive income.......           93        146
Stockholders' equity.........................       57,568     57,131
                                                  --------   --------
          Total liabilities and
               stockholders' equity..........     $119,131   $119,104
                                                  ========   ========

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                                     Quarter Ended
                                                  ------------------
                                                   4/3/99    3/28/98
                                                   ------    -------
Net sales...................................      $12,633    $16,726
Cost of sales...............................        6,379      7,241
                                                  -------     ------
Gross profit................................        6,254      9,485
Operating expenses..........................        3,523      3,762
Amortization................................        1,048      1,071
                                                  -------     ------
Income from operations......................        1,683      4,652
Interest expense /(other income), net.......        1,097      4,662
                                                  -------    -------
Income (loss) before income taxes...........          586        (10)
Provision for income taxes..................          221         17
                                                  -------    -------
Net income (loss)...........................      $   365     $  (27)
                                                  =======     ======

Net income (loss) per share:
     Basic..................................      $  0.04     $    -
                                                  =======     ======
     Diluted................................      $  0.04     $    -
                                                  =======     ======

Weighted average number of common and common
  equivalent shares outstanding
     Basic..................................        8,451      6,045
                                                    =====      =====
     Diluted................................        9,053      6,045
                                                    =====      =====



           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                          Quarter Ended
                                                       ------------------
                                                        4/3/99    3/28/98
                                                        ------    -------
Cash flows from operating activities:
  Net income (loss)................................    $   365     $  (27)
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation..................................      1,062        853
     Amortization of deferred compensation.........          -         15
     Amortization of intangible assets.............      1,030      1,068
     Amortization of warrant.......................          -      2,328
     Deferred taxes................................        239       (185)
     Changes in operating assets and liabilities:
       Accounts receivable.........................     (1,138)    (2,139)
       Inventory...................................       (261)      (249)
       Prepaid expenses and other current assets...        (16)      (405)
       Other assets................................         36       (115)
       Accounts payable............................       (207)       (94)
       Accrued liabilities.........................       (447)       506
                                                       -------    -------
         Net cash provided by operating activities.        663      1,556

Cash flows from investing activities:
  Capital expenditures.............................       (980)      (816)
                                                       -------    -------
         Net cash used in investing activities.....       (980)      (816)

Cash flows from financing activities:
  Borrowings of short-term debt....................      2,500          -
  Payments of long-term debt.......................     (2,100)         -
  Amortization of debt financing fees..............         59         67
  Purchase of warrant..............................          -          5
  Exercise of common stock options.................         73         35
                                                       -------    -------
         Net cash provided by financing activities.        532        107
                                                       -------    -------
Net increase in cash...............................        215        847
Effect of exchange rate on cash....................        (34)       (76)
Cash and cash equivalents at beginning of period...        852      3,990
                                                       -------    -------
Cash and cash equivalents at end of period.........    $ 1,033    $ 4,761
                                                       =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (April 3, 1999 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998. Certain reclassifications in the Company's Consolidated Statements of Cash Flows were made to prior year's first quarter amounts to conform with the Annual Report presentation.


Note 2.  NET INCOME PER SHARE

     In accordance with FAS No. 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended April 3, 1999 and March 28, 1998:

                                               Net Income           Per Share
                                                 (Loss)    Shares    Amount
                                              ----------- --------- -------
For the period ended April 3, 1999
 Basic earnings.............................. $  365,000   8,450,961  $ 0.04
 Assumed exercise of options (treasury method)         -     601,998       -
                                              ----------   ---------  ------
 Diluted earnings............................ $  365,000   9,052,959  $ 0.04
                                              ==========   =========  ======
For the period ended March 28, 1998
 Basic and diluted loss...................... $  (27,000)  6,045,360  $    -
                                              ==========   =========  ======

     Anti-dilutive shares of 119,556 and 787,121 for the quarters ended April 3, 1999 and March 28, 1998, respectively, have been excluded from the calculation of EPS.


Note 3.  INVENTORY

                                                 4/3/99  12/31/98
                                                 ------  --------
                                                  (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $3,623    $3,536
     Work in process.........................       623       491
     Finished goods..........................     1,016     1,014
                                                 ------    ------
       Total.................................    $5,262    $5,042
                                                 ======    ======


Note 4.  COMPREHENSIVE INCOME

     The Company's only other comprehensive income is foreign currency translation adjustments. For the three months ended
April 3, 1999 and March 28, 1998 the Company's total comprehensive income was as follows:

                                              Three Months Ended
                                              ------------------
                                               4/3/99    3/28/98
                                               ------    -------
                                                (In thousands)
Net earnings (loss)                           $   365    $   (27)
Other comprehensive loss, net                     (32)       (46)
                                              -------    -------
     Total comprehensive earnings (loss)      $   333    $   (73)
                                              =======    =======


Note 5.  NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which becomes effective for all fiscal quarters beginning after

June 15, 1999. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The
Company is currently evaluating the impact that FAS 133 will have on its future operating performance.


Note 6.  LITIGATION

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

     In other litigation between Wells-CTI and Pfaff concerning the Pfaff Leadless Patent, the United States Supreme Court has affirmed the decision of the United States Court of Appeals for the Federal Circuit finding that all of the individual descriptions of the invention covered by the Pfaff Leadless Patent which were at issue in that case are invalid. Pfaff then agreed not to sue CTi or Wells-CTI for infringement of the Pfaff Leadless Patent, including infringement based upon claims not adjudicated in that litigation. The litigation between Wells-CTI and Pfaff and CTi and Pfaff relating to the Pfaff Leadless Patent is thus concluded. However, issues concerning the Pfaff BGA Patent remain to be resolved in the District of Arizona litigation.

     The Company believes, based on the advice of counsel, that CTi has meritorious positions of non-infringement and invalidity with respect to the Pfaff BGA Patent issues raised in the District of Arizona litigation and, as necessary, will vigorously litigate its position. There can be no assurance, however, that the Company, CTi or Wells-CTI will prevail in any pending or future litigation, and a final court determination that CTi or

Wells-CTI has infringed the Pfaff BGA Patent could have a material adverse effect on the Company. Such adverse effect could include, without limitation, the requirement that CTi or Wells-CTI pay substantial damages for past infringement and an injunction against the manufacture or sale in the United States of such products as are found to be infringing.

     The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from legal counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations or its consolidated cash flows.

Note 7.  SEGMENT INFORMATION:
                                              THREE MONTHS ENDED
                                              ------------------
                                              4/3/99     3/28/98
                                                (In thousands)
SALES:
  Industrial/Avionics...................     $  4,941   $  4,574
  IC Package interconnect...............        7,692     12,152
                                             --------   --------
    Total sales.........................     $ 12,633   $ 16,726
                                             ========   ========
NET INCOME (loss):
  Industrial/Avionics...................     $    757   $    603
  IC Package interconnect...............         (427)      (827)
  Corporate activities..................           35        197
                                             --------   --------
    Total net income (loss).............     $    365   $    (27)
                                             ========   ========

                                              4/3/99    12/31/98
                                             --------   --------
                                                (In thousands)
ASSETS:
  Industrial/Avionics...................     $  9,238   $  8,960
  IC Package interconnect...............      108,103    108,521
  Corporate activities..................        1,790      1,623
                                             --------   --------
    Total assets........................     $119,131   $119,104
                                             ========   ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED APRIL 3, 1999 COMPARED TO THE QUARTER ENDED MARCH
28, 1998


     NET SALES. Net Sales decreased 24.5% to $12.6 million for the quarter ended April 3, 1999 from $16.7 million for the quarter ended March 28, 1998. Our IC Package interconnect business declined 36.7% to $7.7 million for the quarter ended April 3, 1999 from $12.1 million for the quarter ended March 28, 1998. This decrease in net sales was attributable to the low level of backlog at the beginning of the quarter corresponding to the slowdown in the semiconductor industry. The Industrial/Avionics business continues to grow with an 8% increase from $4.6 million for the quarter ended March 28, 1998 to $4.9 million for the quarter ended April 3, 1999.

     GROSS PROFIT. Gross profit decreased to $6.3 million or 49.5% of sales for the quarter ended April 3, 1999 compared to $9.5 million or 56.7% of sales for the quarter ended March 28, 1998. This decrease in gross profit is related to the sale volume decrease in IC package interconnects combined with pricing pressures in the more mature IC burn-in memory products.

     OPERATING EXPENSES. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses were $4.6 million for the quarter ended April 3, 1999 compared to $4.8 million for the quarter ended March 28, 1998. This decrease in operating expenses was a result of the actions taken to reduce expenses in response to the lower sales volume, specifically the closure of our Control Systems Interconnect division and cost reductions in our Wells-Cti division.

     INTEREST AND OTHER INCOME (EXPENSE). Interest expense and other income, net, decreased from $4.7 million for the quarter ended March 28, 1998 to $1.1 million for the quarter ended April 3, 1999. This decrease in interest expense was due to the reduction in bank debt from $83.0 million at March 28, 1998 to $56.1 million at April 3, 1999 and the $2.3 million amortization and $600,000 interest expense associated with the Emerson Debenture, which was retired in April 1998.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended April 3, 1999 was approximately 37.7% of pretax income compared to a provision of $17,000 on a pre-tax loss of approximately $10,000 for the quarter ended March 28, 1998. This rate decrease is the result of the Company's Japanese subsidiary, where our tax rate is the highest, having a lower pre-tax income as compared to the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the quarter ended April 3, 1999 was $0.7 million compared to $1.6 million for the quarter ended March 28, 1998. The Company's debt balance increased $400,000 in the quarter from $55.7 million at December 31, 1998 to $56.1 million at April 3, 1999. The balance at April 3, 1999 consists of $12.2 million revolving line of credit and $43.9 million term loan. The Company currently anticipates that its capital expenditures for 1999 will be approximately $6.4 million, which consists primarily of purchased tooling and equipment required to support the Company's business. The amount of these capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

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

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceeding

          See Note 6 to the Company's Condensed Consolidated
          Financial Statements (above).


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.43   Third Amendment to Loan Agreement between Fleet
             National Bank and other lenders dated March 19, 1999
     27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K

          NONE

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    May 6, 1999              /s/ John L. Dwight, Jr.
          ------------             ------------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    May 6, 1999              /s/ Mary L. Mandarino
          ------------             ------------------------------
                                   Mary L. Mandarino
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

Exhibit Index
-------------
Exhibit
Number                      Description
-------      -----------------------------------------

   10.43     Third Amendment to Loan Agreement between Fleet
             National Bank and other lenders dated March 19, 1999
   27.1      Financial Data Schedule.

<EXHIBIT>                                           EXHIBIT 10.43
              THIRD AMENDMENT OF LOAN AGREEMENT

   This THIRD AMENDMENT OF LOAN AGREEMENT (this "AMENDMENT") is made as of the 19th day of March, 1999 by and among (a) PCD INC., a Massachusetts corporation with a principal place of business at 2 Technology Drive, Peabody, Massachusetts 01960 (the "BORROWER"), (b) FLEET NATIONAL BANK, a national banking association organized under the laws of the United States and having an office at One Federal Street, Boston, Massachusetts 02110 as a Lender and in its capacity as Agent (the "AGENT") for itself, and for each of the other Lenders who now or hereafter become parties to the hereinafter defined Loan Agreement and (c) the other Lenders.

                        W I T N E S S E T H:

   WHEREAS, the Borrower, the Agent and the Lenders are parties to that certain Loan Agreement, dated as of December 26, 1997, as amended by that certain First Amendment of Loan Agreement dated as of July 31, 1998 and as further amended by that certain Second Amendment of Loan Agreement dated as of August 31, 1998 (as the same may be further amended from time to time, the "Loan Agreement") pursuant to the terms of which the Lenders made (a) a $50,000,000 Secured Term Loan A and (b) a $20,000,000 Secured Revolving Credit Loan to the Borrower; and
   WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings set forth in the Loan Agreement; and
   WHEREAS, the Borrower has requested, and the Agent and the Lenders have agreed to make, amendments to certain financial definitions and covenants set forth in the Loan Agreement.
   NOW THEREFORE, in consideration of the mutual covenants herein contained and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Agent and the Lender hereby agree as follows:
I.   AMENDMENTS TO LOAN AGREEMENT:	The Loan Agreement be and
hereby is amended in the following respects:
     1. The definition of "EBITDA" appearing in Section 1.1 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

         "EBITDA" means, for any fiscal period, Net Income (without taking into account any non-cash, non-recurring charge taken by the Borrower on or before December 31, 1997 on account of in-process research and development) plus, to the extent accounted for in Net Income, Interest Expense, taxes, depreciation and amortization, for such period determined on an accrual and consolidated basis in accordance with GAAP. EBITDA shall be calculated (excluding however, the calculation of EBITDA for the purpose of determining "Excess Cash Flow", in which case, the calculation of EBITDA in the definition of "Excess Cash Flow" shall govern) as follows: for the fiscal quarter of the Borrower ending on March 31, 1998, EBITDA for the Borrower fiscal quarter then ending multiplied by four (4), for the fiscal quarter of the Borrower ending on June 30, 1998, EBITDA for the Borrower fiscal quarter then ending plus EBITDA for the Borrower fiscal quarter immediately preceding such quarter, multiplied by two (2), for the fiscal quarter of the Borrower ending on September 30, 1998, EBITDA for the Borrower fiscal quarter then ending plus EBITDA for the two (2) Borrower fiscal quarters immediately preceding such quarter, multiplied by one and one-third (1.33) and, thereafter, for the rolling four Borrower fiscal quarter period consisting of the Borrower fiscal quarter then ending and the three immediately preceding Borrower fiscal quarters; provided, however, that any extraordinary, non-recurring charges incurred by the Borrower during the Borrower's second fiscal quarter in 1998 arising solely in connection with the acquisition by the Borrower of Wells Electronics, Inc. on December 26, 1997 (the "Acquisition") shall not be included in the definition of the term EBITDA for the purposes of calculating the Borrower's financial covenants set forth herein for the Borrower's fiscal quarters ending on March 31, 1999, June 30, 1999 and September 30, 1999.

     2. The definition of "FIXED CHARGE COVERAGE RATIO" appearing in Section 1.1 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

         "FIXED CHARGE COVERAGE RATIO" means the ratio of
(i) EBITDA minus all Capital Expenditures permitted under
SECTION 5.2.17 and paid during each Borrower fiscal quarter during the period in question, and taxes payable during each Borrower fiscal quarter during the period in question to
(ii) Total Debt Service; provided, however, that, to the extent not already excluded from the definition of EBITDA, any extraordinary, non-recurring charges to Borrower's earnings during the Borrower's second fiscal quarter in 1998 arising solely from certain pre-Acquisition tax liabilities of Wells-CTI KK (Wells' Japanese subsidiary) due and payable to the Japanese taxing authorities in the second fiscal quarter of 1998, shall not be included in the definition of the term Fixed Charge Coverage Ratio for the purposes of determining Borrower's compliance with the financial covenants set forth herein for the Borrower's fiscal quarters ending on March 31, 1999, June 30, 1999 and September 30, 1999.

     3.  The definition of  "INTEREST EXPENSE" appearing in
Section 1.1 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

         "INTEREST EXPENSE" means, with respect to any fiscal quarter, the aggregate amount required to be accrued by the Borrower and any Subsidiaries in such fiscal quarter for interest, fees, charges and expenses, however characterized, on its Indebtedness, including without limitation, all such interest, fees, charges and expenses required to be accrued with respect to Indebtedness under the Financing Documents, all determined in accordance with GAAP; provided, however, that, to the extent not already excluded from the definition of EBITDA, the extraordinary, non-recurring pretax earnings charge of $1,455,000 incurred by the Borrower during the Borrower's second fiscal quarter in 1998 arising solely from prepayment of the Emerson Warrant, shall not be included in the definition of the term Interest Expense for the purposes of determining the Borrower's compliance with financial covenants set forth herein for the Borrower's fiscal quarters ending on March 31, 1999, June 30, 1999 and September 30, 1999.

     4. SECTION 5.1.10 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

          SECTION 5.1.10. MINIMUM FIXED CHARGE COVERAGE RATIO. Maintain at the end of each fiscal quarter of the Borrower in each period set forth below a Fixed Charge Coverage Ratio of not less than the ratio set forth below opposite such period, such ratio to be measured (i) at each Borrower fiscal quarter end on or prior to December 31, 1998 for the period commencing as of January 1, 1998 and ending on such fiscal quarter end and (ii) at each Borrower fiscal quarter end thereafter for the rolling four Borrower fiscal quarter period consisting of the Borrower fiscal quarter then ending and the three immediately preceding Borrower fiscal quarters:

          BORROWER FISCAL QUARTER(S) ENDING         RATIO

          March 31, 1998                          1.05:1.00
          June 30, 1998                           1.05:1.00
          September 30, 1998                      1.10:1.00
          December 31, 1998                       1.15:1.00

          March 31, 1999                          1.00:1.00
          June 30, 1999                           1.00:1.00
          September 30, 1999                      1.10:1.00
          December 31, 1999                       1.20:1.00

          March 31, 2000                          1.20:1.00
          June 30, 2000                           1.20:1.00
          September 30, 2000                      1.20:1.00
          December 31, 2000 and thereafter        1.25:1.00

II.  OTHER AGREEMENTS:
     1. All references to the Loan Agreement in any of the other Financing Documents, are hereby amended to refer to the Loan Agreement, as amended by this Amendment.
     2. All of the terms and provisions of this Amendment are hereby incorporated in the Loan Agreement and the Loan Agreement is amended accordingly. In the event that any term or condition contained in this Amendment conflicts with, or is inconsistent with, any provision of the Loan Agreement, as amended hereby, the terms and conditions of this Amendment shall supersede and control. In all other respects, the provisions of the Loan Agreement, shall remain in full force and effect, including, without limitation, any and all additional terms and conditions therein which are not in conflict with the provisions of this Amendment.
     3. The Borrower hereby restates and repeats all of the representations, warranties and covenants of the Borrower set forth in the Loan Agreement and each of the other Financing Documents to the same extent as if fully set forth herein and the Borrower hereby certifies that all such representations and warranties are true and accurate as of date hereof.
    4. The Borrower hereby further represents, warrants and confirms that (a) all of the Financing Documents and the terms thereof are hereby ratified and confirmed, (b) the Loan Agreement, as amended hereby, and each of the other Financing Documents, as amended hereby, are all in full force and effect and evidence the valid and binding obligation of Borrower enforceable in accordance with their respective terms and (c) there does not exist (i) any Default or Event of Default, (ii) any offset or defense against the payment or performance of any of the Indebtedness or Obligations of the Borrower evidenced or secured by the Financing Documents or (iii) any claim or cause of action by the Borrower against the Agent or any Lender.

III. CONDITIONS PRECEDENT:

     1.   The provisions of this Third Amendment of Loan
Agreement and the commitment of the Lenders to make any extensions of credit pursuant hereto are subject to the receipt by the Agent, in form and substance approved by the Agent, of the following, all of which shall be due to the

Agent prior to the effectiveness of this Third Amendment of Loan Agreement except as where otherwise indicated:
a. This Third Amendment of Loan Agreement, duly executed on behalf of the Borrower by an officer of the Borrower so authorized.
b. Certificates from an officer of the Borrower certifying as to the resolutions of the directors of the Borrower authorizing and approving this Third Amendment of Loan Agreement and each of the other documents, instruments and other documents to which the Borrower is a party and certifying as to the names and signatures of each officer of the Borrower authorized to execute and deliver this Third Amendment of Loan Agreement and/or such other documents on behalf of the Borrower. The Agent and the Lenders may rely on such officer's certificate until the Agent shall receive a further certificate of the Borrower canceling or amending the signatures of the officers named in such further certificate.
c. The payment by the Borrower to the Agent of all of the Agent's reasonable fees and out-of-pocket expenses of legal counsel for the Agent incurred in connection with the preparation, negotiation, execution and delivery of this Third Amendment of Loan Agreement and each of the agreements, instruments and other documents entered into in connection herewith and therewith.
d. The payment to the Agent, for the pro rata benefit of the Lenders, of an amendment fee of $70,000.00.


                    [SIGNATURES APPEAR ON NEXT PAGE]

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written, under seal.

WITNESS:            AGENT:

                    FLEET NATIONAL BANK, as Agent for
                    the Lenders


                    By: /s/ Scott D Wheelock
                        -----------------------------
                        Scott D. Wheelock
                        Vice President

                    LENDERS:

                    FLEET NATIONAL BANK, as Lender


                    By: /s/ Scott D. Wheelock
                        -----------------------------
                        Scott D. Wheelock
                        Vice President


                    STATE STREET BANK AND TRUST
                    COMPANY


                    By: /s/ Bruce Daniels
                        -----------------------------
                        Bruce Daniels
                        Vice President


                    IMPERIAL BANK


                    By: /s/ William Sweeney
                        -----------------------------
                        William Sweeney
                        Assistant Vice President


                    EASTERN BANK


                    By: /s/ Thomas F. Brady
                        -----------------------------
                        Thomas F. Brady
                        Vice President

                    IBJ WHITEHALL BANK & TRUST COMPANY
                    (formerly IBJ Schroder Bank & Trust Company)


                    By: /s/ Patricia McCormack
                        -----------------------------
                        Patricia McCormack
                        Director


                    FIRST UNION NATIONAL BANK
                   (Successor by merger with Coresstates
                    Bank, N.A.)


                    By: /s/ Susan T. Vitale
                        -----------------------------
                        Susan T. Vitale
                        Assistant Vice President


                    FIRST SOURCE FINANCIAL LLP

                    By: FIRST SOURCE FINANCIAL,
                        INC., its Agent/Manager


                    By: /s/ Maureen Ault
                        -----------------------------
                        Maureen Ault
                        Vice President


                    BORROWER:

                    PCD, INC.


                    By: /s/ Mary L. Mandarino
                        -----------------------------
                        Mary L. Mandarino
                        Vice President