Form 10-Q
period 1999-07-03
PCD INC
filed 1999-08-12
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999 or

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

                    Yes   X    No
                        -----      -----

Number of shares of common stock, $0.01 par value, outstanding at
July 26, 1999:    8,557,680.

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                           JULY 3, 1999

FORWARD LOOKING INFORMATION

   Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking statements" made pursuant to the safe harbor provisions of the Securities Exchange Act of 1934, as amended. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to the risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the integrated circuit package interconnect and semiconductor industries, the Company's dependence on its principal customers and independent distributors, acquisitions and indebtedness, international sales and operations, fluctuations in demand for the Company's products, patent litigation involving the Company, rapid technological evolution in the electronics industry, Year 2000 compliance and the like.

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

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of July 3, 1999 and
      December 31, 1998.
    Consolidated Statements of Income for the quarter and six
      months ended July 3, 1999 and July 4, 1998.
    Consolidated Statements of Cash Flows for the six months
      ended July 3, 1999 and July 4, 1998.
    Notes to Condensed Consolidated Financial Statements.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                   7/3/99    12/31/98
                                                   ------    --------
ASSETS
Current assets:
   Cash and cash equivalents.................     $    601   $    852
   Accounts receivable, net..................        6,047      5,851
   Inventory.................................        5,574      5,042
   Prepaid expenses and other current assets.          524        643
                                                  --------   --------
          Total current assets...............       12,746     12,388
Equipment and improvements
   Equipment and improvements................       27,523     25,569
   Accumulated depreciation..................        9,583      7,442
                                                  --------   --------
Equipment and improvements, net..............       17,940     18,127
Deferred tax asset...........................       13,685     14,192
Goodwill.....................................       57,050     58,592
Intangible assets............................       11,937     12,456
Debt financing fees..........................        1,443      1,531
Other assets.................................        1,790      1,818
                                                  --------   --------
          Total assets.......................     $116,591   $119,104
                                                  ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt...........................     $ 10,600   $  9,700
   Current portion of long-term debt.........        8,600      8,400
   Accounts payable..........................        3,135      3,146
   Accrued liabilities.......................        2,780      2,981
                                                  --------   --------
          Total current liabilities..........       25,115     24,227
Long-term debt, net of current portion.......       33,200     37,600
Accumulated other comprehensive income.......           69        146
Stockholders' equity.........................       58,207     57,131
                                                  --------   --------
          Total liabilities and
               stockholders' equity..........     $116,591   $119,104
                                                  ========   ========

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
                CONSOLIDATED STATEMENTS OF INCOME
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                        Quarter Ended        Six Months Ended
                                      -----------------      ----------------
                                      7/3/99     7/4/98      7/3/99     7/4/98
                                      ------     ------      ------     ------
Net sales........................... $13,210    $18,553     $25,843    $35,279
Cost of sales.......................   6,617      7,706      12,996     14,947
                                     -------    -------     -------    -------
Gross profit........................   6,593     10,847      12,847     20,332
Operating expenses..................   3,613      4,139       7,136      7,901
Amortization........................   1,047      1,024       2,095      2,095
                                     -------    -------     -------    -------
Income from operations..............   1,933      5,684       3,616     10,336
Interest expense /
  (other income), net...............   1,131      1,627       2,228      6,289
                                     -------    -------     -------    -------
Income before income taxes..........     802      4,057       1,388      4,047
Provision for income taxes..........     278      1,740         499      1,757
                                     -------    -------     -------    -------
Income before extraordinary item....     524      2,317         889      2,290
Extraordinary item - charge for
  early retirement of debt, net of
  income tax benefit of $567               -        888           -        888
                                     -------    -------     -------    -------
Net income.......................... $   524    $ 1,429     $   889    $ 1,402
                                     =======     ======     =======    =======

Basic earnings per share:
  Income before extraordinary item.. $  0.06    $  0.29     $  0.10    $  0.33
  Extraordinary item................ $     -    $ (0.11)    $     -    $ (0.13)
                                     -------    -------     -------    -------
  Net income........................ $  0.06    $  0.18     $  0.10    $  0.20
                                     =======    =======     =======    =======
Diluted earnings per share
  Income before extraordinary item   $  0.06    $  0.27     $  0.10    $  0.30
  Extraordinary item................ $     -    $ (0.10)    $     -    $ (0.12)
                                     -------    -------     -------    -------
  Net income........................ $  0.06    $  0.17     $  0.10    $  0.18
                                     =======    =======     =======    =======
Weighted average number of
  common and common equivalent
  shares outstanding:
     Basic..........................   8,513      7,888       8,482      7,021
                                     =======     ======     =======    =======
     Diluted........................   9,043      8,597       9,048      7,739
                                     =======     ======     =======    =======

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                       Six Months Ended
                                                      ------------------
                                                       7/3/99     7/4/98
                                                       ------     ------
Cash flows from operating activities:
  Net income......................................    $   889    $ 1,402
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................      2,141      1,711
     Amortization of deferred compensation........          -         28
     Amortization of intangible assets............      2,060      2,186
     Amortization of warrant......................          -      2,917
     Tax benefit from stock options exercised.....         50         19
     Deferred taxes...............................        495        654
     Changes in operating assets and liabilities:
       Accounts receivable........................       (287)      (217)
       Inventory..................................       (578)       (89)
       Prepaid expenses and other current assets..        101        227
       Other assets...............................         29       (888)
       Accounts payable...........................         98     (1,032)
       Accrued liabilities........................       (159)    (3,008)
                                                      -------    -------
         Net cash provided by operating activities      4,839      3,910

Cash flows from investing activities:
  Capital expenditures............................     (1,954)    (2,688)
                                                      -------    -------
         Net cash used in investing activities....     (1,954)    (2,688)

Cash flows from financing activities:
  Borrowings (repayments) short term debt.........        900     (1,500)
  Payments of long-term debt......................     (4,200)   (19,705)
  Payments of subordinated debt...................          -    (25,000)
  Proceeds from issuance of warrant...............          -          5
  Proceeds from issuance of common stock, net.....          -     42,567
  Amortization of deferred financing costs........         77        128
  Exercise of common stock options................        137         54
                                                      -------    -------
         Net cash used in financing activities....     (3,086)    (3,451)
                                                      -------    -------
Net (decrease) increase in cash...................       (201)    (2,229)
Effect of exchange rate on cash...................        (50)       (84)
Cash and cash equivalents at beginning of period..        852      3,990
                                                      -------    -------
Cash and cash equivalents at end of period........    $   601    $ 1,677
                                                      =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.
                                6

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (July 3, 1999 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998. Certain reclassifications in the Company's Consolidated Statements of Cash Flows were made to prior year's six month amounts to conform with the Annual Report presentation.


Note 2.  NET INCOME PER SHARE

     The following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended July
3, 1999 and July 4, 1998:

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the quarter ended July 3, 1999
 Basic earnings.............................. $  524,000   8,512,867  $ 0.06
 Assumed exercise of options (treasury method)         -     530,039       -
                                              ----------   ---------  ------
 Diluted earnings............................ $  524,000   9,042,906  $ 0.06
                                              ==========   =========  ======

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the quarter ended July 4, 1998
 Income before extraordinary item............ $2,317,000   7,887,993  $ 0.29
 Assumed exercise of options (treasury method)         -     708,995       -
                                              ----------   ---------  ------
 Diluted income before extraordinary item.... $2,317,000   8,596,988  $ 0.27
                                              ==========   =========  ======

 Extraordinary item.......................... $ (888,000)  7,887,993  $(0.11)
 Assumed exercise of options (treasury method)         -     708,995       -
                                              ----------   ---------  ------
 Diluted extraordinary item.................. $ (888,000)  8,596,988  $(0.10)
                                              ==========   =========  ======

 Net income.................................. $1,429,000   7,887,993  $ 0.18
 Assumed exercise of options (treasury method)         -     708,995       -
                                              ----------   ---------  ------
 Diluted net income.......................... $1,429,000   8,596,988  $ 0.17
                                              ==========   =========  ======

For the six month period ended July 3, 1999
 Basic earnings.............................. $  889,000   8,481,577  $ 0.10
 Assumed exercise of options (treasury method)         -     566,787       -
                                              ----------   ---------  ------
 Diluted earnings............................ $  889,000   9,048,364  $ 0.10
                                              ==========   =========  ======

For the six month period ended July 4, 1998
 Income before extraordinary item............ $2,290,000   7,021,457  $ 0.33
 Assumed exercise of options (treasury method)         -     717,369       -
                                              ----------   ---------  ------
 Diluted income before extraordinary item.... $2,290,000   7,738,826  $ 0.30
                                              ==========   =========  ======

 Extraordinary item.......................... $ (888,000)  7,021,457  $(0.13)
 Assumed exercise of options (treasury method)         -     717,369       -
                                              ----------   ---------  ------
 Diluted extraordinary item.................. $ (888,000)  7,738,826  $(0.12)
                                              ==========   =========  ======

 Net income.................................. $1,402,000   7,021,457  $ 0.20
 Assumed exercise of options (treasury method)         -     717,369       -
                                              ----------   ---------  ------
 Diluted net income.......................... $1,402,000   7,738,826  $ 0.18
                                              ==========   =========  ======

     For the quarters ended July 3, 1999 and July 4, 1998, anti-dilutive shares of 130,324 and 67,020, and for the six month periods anti-dilutive shares of 121,281 and 63,978, respectively, have been excluded from the calculation of EPS.

Note 3.  INVENTORY

                                                 7/3/99  12/31/98
                                                 ------  --------
                                                  (In Thousands)
Inventory:
     Raw materials and finished subassemblies    $3,942    $3,536
     Work in process.........................       596       491
     Finished goods..........................     1,036     1,014
                                                 ------    ------
       Total.................................    $5,574    $5,042
                                                 ======    ======


Note 4.  COMPREHENSIVE INCOME

     The Company's only other comprehensive income is foreign currency translation adjustments. For the three and six months ended July 3, 1999 and July 4, 1998 the Company's total comprehensive income (in thousands) was as follows:

                                                       Three Months Ended     Six Months Ended
                                                       ------------------     ----------------
                                                       7/3/99      7/4/98     7/3/99    7/4/98
                                                       ------      ------     ------    ------
Net earnings (loss)                                    $  524      $1,429     $  889    $1,402
Other comprehensive income (loss), net                    (14)         45        (46)       (1)
                                                       ------      ------     ------    ------
     Total comprehensive earnings (loss)               $  510      $1,474     $  843    $1,401
                                                       ======      ======     ======    ======


Note 5.  NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FAS 133 (FAS 137). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is currently evaluating the impact that FAS 133 will have on its future operating performance.

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

Note 7.  SEGMENT INFORMATION:

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                  ------------------     ----------------
                                   7/3/99    7/4/98      7/3/99    7/4/98
                                   ------    ------      ------    ------
                                              (In thousands)
SALES:
  Industrial/Avionics.........    $  4,551  $  4,874    $  9,492  $  9,448
  IC Package interconnect.....       8,659    13,679      16,351    25,831
                                  --------  --------    --------  --------
    Total sales...............    $ 13,210  $ 18,553    $ 25,843  $ 35,279
                                  ========  ========    ========  ========
NET INCOME (loss):
  Industrial/Avionics.........    $    590  $    731    $  1,347  $  1,334
  IC Package interconnect.....         (73)      830        (500)        3
  Corporate activities........           7      (132)         42        65
                                  --------  --------    --------  --------
    Total net income..........    $    524  $  1,429    $    889  $  1,402
                                  ========  ========    ========  ========

                                                7/3/99  12/31/98
                                                ------  --------
                                                 (In thousands)
ASSETS:
  Industrial/Avionics.....................    $  8,954  $  8,960
  IC Package interconnect.................     105,695   108,521
  Corporate activities....................       1,942     1,623
                                              --------  --------
    Total assets..........................    $116,591  $119,104
                                              ========  ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER AND SIX MONTHS ENDED JULY 3, 1999 COMPARED TO THE QUARTER
AND SIX MONTHS ENDED JULY 4, 1998

     NET SALES. Net sales decreased 28.8% to $13.2 million for the quarter ended July 3, 1999 from $18.6 million for the quarter ended July 4, 1998 and decreased 26.7% to $25.8 million for the six months ended July 3, 1999 from $35.3 million for the six months ended July 4, 1998. This decrease in sales was primarily attributable to our Wells-CTi division. This division's sales were $8.7 million and $16.3 million for the quarter and six months ended July 3, 1999 compared to $13.7 million and $25.8 million for the same periods last year. This decrease in net sales was attributable to the continued decline experienced in parts of the burn-in industry.

     GROSS PROFIT. Gross profit decreased to $6.6 million for the quarter and $12.8 million for the six months ended July 3, 1999. This compares to gross profit of $10.8 million and $20.3 million for the quarter and six months ended July 4, 1998, respectively. This decrease in gross profit was due to the decrease in sales with less than a proportional decrease in overhead expenses. Additionally, product mix and pricing pressures on our more mature burn-in products contributed to the decrease in gross profit.

     OPERATING EXPENSES AND AMORTIZATION. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased 9.7% to $4.7 million for the quarter ended July 3, 1999 compared to $5.2 million for the quarter ended July 4, 1998. On a year-to-date basis, operating expenses decreased 7.7% to $9.2 million for the six months ended July 3, 1999 from $10.0 million for the six months ended July 4, 1998. This decrease in operating expenses was a result of the actions taken to reduce expenses in response to the lower sales volume, specifically the merger of our Control Systems Interconnect division with our Industrial/Avionic division and the closure of our Pennsylvania sales office. Cost reductions in our Wells-CTi division also contributed to the lower operating expenses.

     INTEREST AND OTHER INCOME (EXPENSE). Interest expense and other income, net decreased from $6.3 million for the six months ended July 4, 1998 to $2.2 million for the six months ended July 3, 1999. On a quarterly comparison, interest expense and other income, net decreased to $1.1 million for the three months ended July 3, 1999 from $1.6 million for the three months ended July 4, 1998. This decrease in interest expense was due to a reduction in bank debt from $83.0 million at December 31, 1997 to $52.4 million at July 3, 1999 and the $2.3 million amortization and $600,000 interest expense associated with the Emerson Debenture which was retired in April 1998.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended July 3, 1999 was 34.7% of pretax income compared to 42.9% of pretax income for the quarter ended July 4, 1998. This decrease in the effective tax rate was due to losses incurred in our Wells-CTi KK (Japan) division where the effective tax rate is much greater than the combined Federal/State effective tax rate. The losses incurred in Japan compare to profits generated in the prior year. On a year-to-date basis for the six months ended July 3, 1999, the effective tax rate was 36% compared to last year's year-to-date effective rate of 43.4%, also due to the Wells-CTi KK situation.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the six months ended July 3, 1999 was $4.8 million compared to $3.9 million in the six months ended July 4, 1998. The Company's debt balance decreased $3.3 million in the six month period to $52.4 million from $55.7 million at December 31, 1998. The balance at July 3, 1999 consists of a $10.6 million revolving line of credit and $41.8 million term loan. The Company currently anticipates that its capital expenditures for 1999 will be approximately $4.3 million, which consists primarily of purchased tooling and equipment required to support the Company's business. The amount of these capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

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

     INTERNAL IT SYSTEMS. The Company utilizes a significant number of information technology systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. Since 1997, the Company has reviewed the Year 2000 issue that encompassed operating and administrative areas of the Company. Independent of the Year 2000 Issue and in order to improve access to business information through common, integrated computing systems across the Company, PCD began a worldwide information technology systems replacement project with systems that use programs from Oracle Corporation ("ORACLE"). As of August 3, 1999, the Company has successfully completed the implementation of this system in its United States operations and our Japanese implementation has been temporarily suspended.
Prior to the implementation of ORACLE, we found that our South Bend, Indiana location required an update to their internal IT systems and this was achieved at a cost of approximately $90,000. The systems that required these updates were replaced by ORACLE.

     During 1999, the Company has learned of potential Year 2000 problems within Microsoft Windows NT and Microsoft Office. Microsoft has developed patches to correct the applications affected, and has provided them to the Company. The Company is presently in the process of evaluating these patches in a test environment prior to installing them for broad use throughout the organization. Testing is scheduled to be complete and patches are scheduled to be installed by October 1, 1999.

     The Company does not have a contingency plan in place for Year 2000 failures of its internal IT systems. If the Company has not achieved or does not timely achieve Year 2000 compliance for its major IT systems, the Year 2000 Issue could have a material adverse effect on the financial condition, results of operations and business of the Company.


     INTERNAL NON-IT SYSTEMS, INCLUDING EMBEDDED TECHNOLOGY. The
Company has completed its evaluation of all non-IT systems which include embedded technology such as microcontrollers, and has been in contact with all manufacturers of this equipment.
Letters of compliance have been obtained from 100% of the manufacturers except as noted below.

     Payroll time clocks at the Peabody and South Bend facilities require a Year 2000 upgrade, which is available and scheduled for installation by October 30, at a total cost to the Company of approximately $10,000.

     The Peabody facility telephone system requires a voice mail upgrade. This is presently being prepared by the local service provider and scheduled to be installed by October 30, 1999. This is expected to cost approximately $1,000.

     The Company does not currently have a contingency plan in place for Year 2000 failures of its internal non-IT systems and embedded technology. If the Company is unable to achieve Year 2000 compliance for its major non-IT systems, the Year 2000 Issue could have a material adverse effect on the financial condition, results of operations and business of the Company.

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its material suppliers, service providers and contractors to determine the extent of the Company's vulnerability to those third parties' failure to remedy their own Year 2000 issues. To date, responses have been obtained from over 60% of all Wells-CTi's suppliers - including all key suppliers - and there have been no non-compliance problems indicated. The Company is also in the process of conducting its survey of industrial/avionics suppliers, service providers and contractors. The Company expects the entire process to be substantially complete by October 31, 1999.

     To the extent that responses to Year 2000 readiness inquiries are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness, but the Company cannot assure that it will be successful in finding such alternative suppliers, service providers and contractors. The Company presently has alternate sources of supply on its raw materials and most purchased components, and maintains a safety stock on single source components. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. If any of the Company's significant customers and suppliers (including alternate suppliers) do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternative suppliers, the Company's financial condition, results of operations and business could be materially adversely affected.

     The above discussion of the Company's efforts, management's expectations, and expected compliance dates relating to Year 2000 compliance contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. See "Forward Looking Information." The Company's ability to achieve Year 2000 compliance, the level of incremental costs associated with compliance and the timing of compliance, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

                             PCD Inc.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note 6 to the Company's Condensed Consolidated
          Financial Statements (above).

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of stockholders of the Company on May 7, 1999, the following votes were taken:

          Two directors were elected to hold office for a three year term expiring in the year 2002.

                                           Shares Voted          Shares
                                       -------------------         not
                    Director              For     Withheld        voted
               -----------------       ---------  --------       -------
               John L. Dwight, Jr.     7,958,332    25,300       457,550
               Theodore C. York        7,958,332    25,300       457,550

          The following directors will continue in office until the years specified:
                                                   Term expires
                                                   ------------
               Harold F. Faught                        2000
               C. Wayne Griffith                       2001
               John E. Stuart                          2001

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K

     NONE

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    August 12, 1999          /s/ John L. Dwight, Jr.
          ---------------          ---------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)


Dated:    August 12, 1999          /s/ John J. Sheehan III
          ---------------          ---------------------------
                                   John J. Sheehan III
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)