Form 10-Q
period 1999-10-02
PCD INC
filed 1999-11-16
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                             FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999 or

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

                    Yes   X    No
                        -----      -----
Number of shares of common stock, $0.01 par value, outstanding at
October 22, 1999:    8,561,735

                             PCD Inc.

                            FORM 10-Q

                      FOR THE QUARTER ENDED

                         OCTOBER 2, 1999


FORWARD LOOKING INFORMATION

   Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the integrated circuit package interconnect and semiconductor industries, the Company's dependence on its principal customers and independent distributors, acquisitions and indebtedness, international sales and operations, fluctuations in demand for the Company's products, the Company's ability to meet its debt covenants, rapid technological evolution in the electronics industry, Year 2000 compliance and the like.

     In addition, the Company is experiencing unanticipated costs and other difficulties in connection with the acquisition and integration of Wells Electronics, Inc. (See Note 7). The Company's most recent filings with the Securities and Exchange Commission, including Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of October 2, 1999 and
      December 31, 1998.
    Consolidated Statements of Income for the quarter and nine months ended October 2, 1999 and October 3, 1998. Consolidated Statements of Cash Flows for the nine months ended October 2, 1999 and October 3, 1998.
    Notes to Condensed Consolidated Financial Statements.

                             PCD Inc.
                   CONSOLIDATED BALANCE SHEETS
                    (Condensed and unaudited)
                          (In thousands)


                                                  10/2/99     12/31/98
                                                  -------     --------
ASSETS
Current assets:
   Cash and cash equivalents.................     $    946   $    852
   Accounts receivable, net..................        7,059      5,851
   Inventory.................................        5,762      5,042
   Prepaid expenses and other current assets.          543        643
                                                  --------   --------
          Total current assets...............       14,310     12,388
Equipment and improvements
   Equipment and improvements................       28,600     25,569
   Accumulated depreciation..................       10,559      7,442
                                                  --------   --------
Equipment and improvements, net..............       18,041     18,127
Deferred tax asset...........................       13,484     14,192
Goodwill.....................................       56,278     58,592
Intangible assets............................       11,677     12,456
Debt financing fees..........................        1,366      1,531
Other assets.................................        1,759      1,818
                                                  --------   --------
          Total assets.......................     $116,915   $119,104
                                                  ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt...........................     $ 11,600   $  9,700
   Current portion of long-term debt.........        8,700      8,400
   Accounts payable..........................        4,504      3,146
   Accrued liabilities.......................        2,558      2,981
                                                  --------   --------
          Total current liabilities..........       27,362     24,227
Long-term debt, net of current portion.......       31,000     37,600
Accumulated other comprehensive income.......            -        146
Stockholders' equity.........................       58,553     57,131
                                                  --------   --------
          Total liabilities and
               stockholders' equity..........     $116,915   $119,104
                                                  ========   ========

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
                CONSOLIDATED STATEMENTS OF INCOME
                    (Condensed and unaudited)
              (In thousands, except per share data)

                                        Quarter Ended       Nine Months Ended
                                      -----------------     -----------------
                                     10/2/99    10/3/98     10/2/99    10/3/98
                                     -------    -------     -------    -------
Net sales........................... $13,489    $15,786     $39,332    $51,065
Cost of sales.......................   7,184      6,625      20,181     21,572
                                     -------    -------     -------    -------
Gross profit........................   6,305      9,161      19,151     29,493
Operating expenses..................   3,535      3,761      10,671     11,662
Restructuring charge................     136          -         136          -
Amortization........................   1,048      1,047       3,143      3,142
                                     -------    -------     -------    -------
Income from operations..............   1,586      4,353       5,201     14,689
Interest expense /
  (other income), net...............   1,149      1,354       3,376      7,643
                                     -------    -------     -------    -------
Income before income taxes..........     437      2,999       1,825      7,046
Provision for income taxes..........     155      1,246         654      3,003
                                     -------    -------     -------    -------
Income before extraordinary item....     282      1,753       1,171      4,043
Extraordinary item - charge for
  early retirement of debt, net of
  income tax benefit of $567               -          -           -        888
                                     -------    -------     -------    -------
Net income.......................... $   282    $ 1,753     $ 1,171    $ 3,155
                                     =======    =======     =======    =======
Basic earnings per share:
  Income before extraordinary item.. $  0.03    $  0.21     $  0.14    $  0.54
  Extraordinary item................       -         --           -      (0.12)
                                     -------    -------     -------    -------
  Net income........................ $  0.03    $  0.21     $  0.14    $  0.42
                                     =======    =======     =======    =======
Diluted earnings per share
  Income before extraordinary item   $  0.03    $  0.19     $  0.13    $  0.49
  Extraordinary item................       -         --           -      (0.10)
                                     -------    -------     -------    -------
  Net income........................ $  0.03    $  0.19     $  0.13    $  0.39
                                     =======    =======     =======    =======
Weighted average number of
  common and common equivalent
  shares outstanding:
     Basic..........................   8,559      8,388       8,507      7,472
                                     =======    =======     =======    =======
     Diluted........................   9,030      9,053       9,047      8,173
                                     =======    =======     =======    =======

           The accompanying notes are an integral part of the consolidated financial statements.

                             PCD Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited)
                          (In thousands)

                                                      Nine Months Ended
                                                      ------------------
                                                      10/2/99    10/3/98
                                                      -------    -------
Cash flows from operating activities:
  Net income......................................    $ 1,171    $ 3,155
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation.................................      3,218      2,607
     Amortization of deferred compensation........          -         39
     Amortization of intangible assets............      3,091      3,181
     Amortization of warrant......................          -      2,917
     Tax benefit from stock options exercised.....         50        287
     Deferred taxes...............................        721        862
     Loss on disposition of property and equipment          -         22
     Changes in operating assets and liabilities:
       Accounts receivable........................     (1,292)    (1,220)
       Inventory..................................       (668)      (195)
       Prepaid expenses and other current assets..        121        311
       Other assets...............................         70       (822)
       Accounts payable...........................      1,235       (977)
       Accrued liabilities........................       (467)    (2,607)
                                                      -------    -------
         Net cash provided by operating activities      7,250      7,560

Cash flows from investing activities:
  Capital expenditures............................     (3,145)    (4,162)
                                                      -------    -------
         Net cash used in investing activities....     (3,145)    (4,162)

Cash flows from financing activities:
  Borrowings of short-term debt...................      1,900      1,100
  Payments of long-term debt......................     (6,300)   (25,300)
  Payments of subordinated debt...................          -    (25,000)
  Proceeds from issuance of warrant...............          -          5
  Proceeds from issuance of common stock, net.....          -     42,565
  Amortization of debt financing costs............        165        183
  Exercise of common stock options................        201        113
                                                      -------    -------
         Net cash used in financing activities....     (4,034)    (6,334)
                                                      -------    -------
Net (decrease) increase in cash...................         71     (2,936)
Effect of exchange rate on cash...................         23          -
Cash and cash equivalents at beginning of period..        852      3,990
                                                      -------    -------
Cash and cash equivalents at end of period........    $   946    $ 1,054
                                                      =======    =======

            The accompanying notes are an integral part
             of the consolidated financial statements.
                                6

                             PCD Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (October 2, 1999 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998. Certain reclassifications in the Company's Consolidated Statements of Cash Flows were made to prior year's nine month amounts to conform with the Annual Report presentation.


Note 2.  NET INCOME PER SHARE

     The following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended
October 2, 1999 and October 3, 1998:

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the quarter ended October 2, 1999
 Basic earnings.............................. $  282,000   8,559,106  $ 0.03
 Assumed exercise of options (treasury method)         -     470,740       -
                                              ----------   ---------  ------
 Diluted earnings............................ $  282,000   9,029,846  $ 0.03
                                              ==========   =========  ======

                                                                    Per Share
                                               Net Income  Shares    Amount
                                              ----------- --------- -------
For the quarter ended October 3, 1998
 Net income.................................. $1,753,000   8,388,410  $ 0.21
 Assumed exercise of options (treasury method)         -     664,877       -
                                              ----------   ---------  ------
 Diluted net income.......................... $1,753,000   9,053,287  $ 0.19
                                              ==========   =========  ======

For the nine month period ended October 2, 1999
 Basic earnings.............................. $1,171,000   8,507,233  $ 0.14
 Assumed exercise of options (treasury method)         -     540,175       -
                                              ----------   ---------  ------
 Diluted earnings............................ $1,171,000   9,047,408  $ 0.13
                                              ==========   =========  ======

For the nine month period ended October 3, 1998
 Income before extraordinary item............ $4,043,000   7,472,102  $ 0.54
 Assumed exercise of options (treasury method)         -     700,404       -
                                              ----------   ---------  ------
 Diluted income before extraordinary item.... $4,043,000   8,172,506  $ 0.49
                                              ==========   =========  ======

 Extraordinary item.......................... $ (888,000)  7,472,102  $(0.12)
 Assumed exercise of options (treasury method)         -     700,404       -
                                              ----------   ---------  ------
 Diluted extraordinary item.................. $ (888,000)  8,172,506  $(0.10)
                                              ==========   =========  ======

 Net income.................................. $3,155,000   7,472,102  $ 0.42
 Assumed exercise of options (treasury method)         -     700,404       -
                                              ----------   ---------  ------
 Diluted net income.......................... $3,155,000   8,172,506  $ 0.39
                                              ==========   =========  ======

     For the quarters ended October 2, 1999 and October 3, 1998, anti-dilutive shares of 159,088 and 64,638, and for the nine month periods anti-dilutive shares of 127,096 and 108,025, respectively, have been excluded from the calculation of EPS.


Note 3.  INVENTORY

                                                10/2/99  12/31/98
                                                -------  --------
                                                  (In Thousands)
Inventory:
     Raw materials and finished subassemblies   $ 4,276    $3,536
     Work in process.........................       413       492
     Finished goods..........................     1,073     1,014
                                                -------    ------
       Total.................................   $ 5,762    $5,042
                                                =======    ======

Note 4.  COMPREHENSIVE INCOME

     The Company's only other comprehensive income is foreign currency translation adjustments. For the three and nine months ended October 2, 1999 and October 3, 1998 the Company's total comprehensive income (in thousands) was as follows:

                                                       Three Months Ended     Nine Months Ended
                                                       ------------------     -----------------
                                                       10/2/99    10/3/98     10/2/99   10/3/98
                                                       -------    -------     -------   -------
Net earnings (loss)                                    $  282      $1,753     $ 1,171    $3,155
Other comprehensive income (loss), net                    (42)        (94)        (88)      (94)
                                                       ------      ------     -------    ------
     Total comprehensive earnings (loss)               $  240      $1,659     $ 1,083    $3,061
                                                       ======      ======     =======    ======


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

Note 6.  LITIGATION

     The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from legal counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations or its consolidated cash flows.
                                   9

Note 7.  RESTRUCTURING CHARGE:

     During the third quarter of 1999, the Company recorded a charge of $136,000 in connection with a previously announced restructuring program at WELLS-CTI. During the quarter, the Pennsylvania stamping facility was closed with operations transferred to Peabody, MA and the Japan subsidiary of WELLS-CTI was downsized. The $136,000 charge included employee severance payments and all were paid during the third quarter. Additional charges are expected to be recorded during the fourth quarter of 1999 as further actions are taken to restructure WELLS-CTI manufacturing operations. The annualized cost savings from the restructuring program are expected to be approximately $1.0 million.

Note 8.  SEGMENT INFORMATION:

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                  ------------------    -----------------
                                  10/2/99   10/3/98     10/2/99   10/3/98
                                  -------   -------     -------   -------
                                              (In thousands)
SALES:
  Industrial/Avionics.........    $ 4,261   $ 4,337     $13,753   $13,784
  IC Package interconnect.....      9,228    11,449      25,579    37,281
                                  -------   -------     -------   -------
    Total sales...............    $13,489   $15,786     $39,332   $51,065
                                  =======   =======     =======   =======
NET INCOME (loss):
  Industrial/Avionics.........    $   478   $   493     $ 1,825   $ 1,827
  IC Package interconnect.....       (196)    1,393        (696)    1,396
  Corporate activities........          -      (133)         42       (68)
                                  -------   -------     -------   -------
    Total net income..........    $   282   $ 1,753     $ 1,171   $ 3,155
                                  =======   =======     =======   =======

                                               10/2/99  12/31/98
                                               -------  --------
                                                 (In thousands)
ASSETS:
  Industrial/Avionics.....................    $  8,676  $  8,960
  IC Package interconnect.................      92,758    94,140
  Corporate activities....................      15,481    16,004
                                              --------  --------
    Total assets..........................    $116,915  $119,104
                                              ========  ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO THE
QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998

     NET SALES. Net sales decreased 14.6% to $13.5 million for the quarter ended October 2, 1999 from $15.8 million for the quarter ended October 3, 1998 and decreased 23.0% to $39.3 million for the nine months ended October 2, 1999 from $51.1 million for the nine months ended October 3, 1998. This decrease in sales was primarily due to the lower volume of shipments in the Company's Wells-CTi division. This division's sales were $9.2 million and $25.6 million for the quarter and nine month periods ended October 2, 1999, respectively, compared to $11.4 million and $37.3 million for the same periods last year, respectively.

     GROSS PROFIT. Gross profit decreased to $6.3 million for the quarter and $19.2 million for the nine months ended October 2, 1999. This compares to gross profit of $9.2 million and $29.5 million for the quarter and nine months ended October 3, 1998, respectively. As a percentage of revenues, gross profit in 1999 decreased to 46.7% and 48.7% for the third quarter and year to date periods respectively, down from 58.0% and 57.8%, respectively, during the same periods last year. These decreases were due to lower sales volume, less favorable product mix, competitive pricing pressures in segments of the burn-in market, and the higher costs associated with the introduction of a new product during the third quarter of 1999.

     OPERATING EXPENSES AND AMORTIZATION. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased 6.0% to $3.5 million for the quarter ended October 2, 1999 from $3.8 million for the quarter ended October 3, 1998. On a year-to-date basis, operating expenses decreased 8.5% to $10.7 million for the nine months ended October 2, 1999 from $11.7 million for the nine months ended October 3, 1998. This decrease in operating expenses was a result of the actions taken to reduce expenses in response to the lower sales volume, specifically the merger of the Company's Control Systems Interconnect division with the Company's Industrial/Avionic division and the closure of the Pennsylvania sales office during the first quarter of 1999. Cost reductions instituted during the third and fourth quarters of 1998 in the Company's Wells-CTi division also contributed to the lower operating expenses.

     RESTRUCTURING CHARGE. As indicated in "Forward Looking Information" in this document, the Company is experiencing unanticipated costs and other difficulties in connection with the acquisition and integration of Wells Electronics, Inc. and as such, during the third quarter of 1999, the Company recorded a charge of $136,000 in connection with a previously announced restructuring program at WELLS-CTI. During the quarter, the Pennsylvania stamping facility was closed with operations transferred to Peabody, MA and the Japan subsidiary of WELLS-CTI was downsized. The $136,000 charge included employee severance payments. Additional charges are expected to be recorded during the fourth quarter of 1999 as further actions are taken to restructure WELLS-CTI manufacturing operations. The annualized cost savings from the restructuring program are expected to be approximately $1.0 million.

     INTEREST AND OTHER INCOME (EXPENSE). Interest expense and other income, net decreased from $7.6 million for the nine months ended October 3, 1998 to $3.4 million for the nine months ended October 2, 1999. On a quarterly basis, interest expense and other income, net decreased to $1.1 million for the three months ended October 2, 1999 from $1.4 million for the three months ended October 3, 1998. The quarterly reduction in interest expense was due to the reduction in bank debt from $61.8 million at July 4, 1998 to $52.4 million at July 3, 1999. The decrease in interest expense for the nine month period was due to lower average debt balances in 1999. The 1998 year-to-date period included $2.3 million amortization and $600,000 interest expense associated with the Emerson Debenture which was retired in April 1998.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended October 2, 1999 was 35.5% of pretax income compared to 41.6% of pretax income for the quarter ended October 3, 1998. For the nine months ended October 2, 1999, the effective tax rate was 35.8% compared to an effective rate of 42.6% for the comparable prior year period. The decrease in the effective tax rate was due to 1999 losses incurred in our Wells-CTi KK (Japan) operation which carries a higher effective tax rate than the combined U.S. Federal/State effective tax rate. In 1998 Japan was profitable during the third quarter and year-to-date periods.
                                   1

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities during the nine months ended October 2, 1999 was $7.3 million compared to $7.6 million during the nine months ended October 3, 1998. The Company's debt balance decreased $4.4 million during the nine month period to $51.3 million from $55.7 million at December 31, 1998. The balance at October 2, 1999 consists of a $11.6 million revolving line of credit and a $39.7 million term loan. The Company currently anticipates that its capital expenditures for 1999 will be approximately $4.1 million, which consist primarily of purchased tooling and equipment and expenditures for the recently installed enterprise resource planning system ("ORACLE") required to support the Company's business. The amount of these capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

     In the past, the Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility. Accordingly, during the third quarter of 1999, certain covenants were amended by agreement between the Company and its lenders (see Fourth Amendment to the Loan Agreement between Fleet National Bank and other lenders dated September 29, 1999 - attached as exhibit 10.44 to this Form 10Q). At October 2, 1999, the Company was in compliance with its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

     Subject to the foregoing, the Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through 1999. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders.
                                  13

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

     INTERNAL IT SYSTEMS. The Company utilizes a significant number of information technology systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. Since 1997, the Company has reviewed the Year 2000 issue that encompassed operating and administrative areas of the Company. Independent of the Year 2000 Issue and in order to improve access to business information through common, integrated computing systems across the Company, PCD began a worldwide information technology systems replacement project with systems that use programs from Oracle Corporation ("ORACLE"). As of August 3, 1999, the Company had successfully completed the implementation of this system in its United States operations and our Japanese implementation had been temporarily suspended. The current Japanese systems are believed to be Year 2000 compliant.
 Prior to the implementation of ORACLE, we found that our South Bend, Indiana location required an update to their internal IT systems and this was achieved at a cost of approximately $90,000. The systems that required these updates were replaced by ORACLE.

     During 1999, the Company had learned of potential Year 2000 problems within Microsoft Windows NT and Microsoft Office
applications.  Microsoft developed patches to correct the
applications affected and the Company completed the
implementation of these patches throughout the organization
during October 1999.
                                 14

     The Company has not developed a contingency plan in place for Year 2000 failures of its internal IT systems.

     INTERNAL NON-IT SYSTEMS, INCLUDING EMBEDDED TECHNOLOGY. The
Company has completed its evaluation of all non-IT systems which include embedded technology such as microcontrollers, and has been in contact with all manufacturers of this equipment.
Letters of compliance have been obtained from 100% of the manufacturers except as noted below.

     Payroll time clocks at the Peabody, Phoenix and South Bend facilities require Year 2000 upgrades, which are available and scheduled for installation by November 30, at a total cost to the Company of approximately $10,000.

     The Peabody facility telephone system requires a voice mail upgrade. This is presently being prepared by the local service provider and scheduled to be installed by November 30, 1999.
This is expected to cost approximately $1,000.

     The aforementioned mentioned systems are not mission critical systems. In addition, time could be summarized manually if the situation warrants.

     The Company does not currently have a contingency plan in place for Year 2000 failures of its internal non-IT systems and embedded technology. If the Company is unable to achieve Year 2000 compliance for its major non-IT systems, the Year 2000 Issue could have a material adverse effect on the financial condition, results of operations and business of the Company.

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company has contacted its material suppliers, service providers and contractors to determine the extent of the Company's vulnerability to those third parties' failure to remedy their own Year 2000 issues. To date, responses have been obtained from a majority of all the Company's suppliers - including all key suppliers - and there have been no non-compliance problems indicated.

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

                        OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note 6 to the Company's Condensed Consolidated
          Financial Statements (above).


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.44  Fourth Amendment to Loan Agreement between Fleet
                 National Bank and other lenders dated September
                 29, 1999
          27.1   Financial Data Schedule.


     (b)  Reports on Form 8-K

          None

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    November 16, 1999        /s/ John L. Dwight, Jr.
          -----------------        ---------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    November 16, 1999        /s/ John J. Sheehan III
          -----------------        -----------------------------
                                   John J. Sheehan III
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)

















                                  18
<EXHIBIT>                                           EXHIBIT 10.44

                FOURTH AMENDMENT OF LOAN AGREEMENT


     This FOURTH AMENDMENT OF LOAN AGREEMENT (this "AMENDMENT") is made as of the 29th day of September, 1999 by and among (a) PCD INC., a Massachusetts corporation with a principal place of business at 2 Technology Drive, Peabody, Massachusetts 01960 (the "BORROWER"), (b) FLEET NATIONAL BANK, a national banking association organized under the laws of the United States and having an office at One Federal Street, Boston, Massachusetts 02110 as a Lender and in its capacity as Agent (the "AGENT") for itself, and for each of the other Lenders who now or hereafter become parties to the hereinafter defined Loan Agreement and (c) the other Lenders.

                            WITNESSETH:

     WHEREAS, the Borrower, the Agent and the Lenders are parties to that certain Loan Agreement, dated as of December 26, 1997, as amended by that certain First Amendment of Loan Agreement dated as of July 31, 1998, as further amended by that certain Second Amendment of Loan Agreement dated as of August 31, 1998 and as further amended by that certain Third Amendment of Loan Agreement dated as of March 19, 1999 (as the same may be further amended from time to time, the "LOAN AGREEMENT") pursuant to the terms of which the Lenders made (a) a $50,000,000 Secured Term Loan A and
(b) a $20,000,000 Secured Revolving Credit Loan to the Borrower;
and
     WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings set forth in the Loan Agreement; and
     WHEREAS, the Borrower has requested, and the Agent and the Lenders have agreed to make, amendments to certain financial definitions and covenants set forth in the Loan Agreement.
     NOW THEREFORE, in consideration of the mutual covenants herein contained and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Agent and the Lender hereby agree as follows:

     1. AMENDMENTS TO LOAN AGREEMENT: The Loan Agreement be and hereby is amended in the following respects:

     1. The definition of "EBITDA' appearing in Section 1.1 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

          "EBITDA' means, for any fiscal period, Net Income (without taking into account any non-cash, nonrecurring charge taken by the Borrower on or before December 31, 1997 on account of in-process research and development) plus to the extent accounted for in Net Income, Interest Expense, taxes, depreciation and amortization, for such period
     determined on an    accrual and consolidated basis, in
     accordance with GAAP. EBITDA shall be calculated (excluding however, the calculation of EBITDA for the purpose of determining "Excess Cash Flow", in which case, the calculation of EBITDA in the definition of "Excess Cash Flow" shall govern) as follows: for the fiscal quarter of the Borrower ending on March 31, 1998, EBITDA for the Borrower fiscal quarter then ending multiplied by four (4), for the fiscal quarter of the Borrower ending on June 30, 1998, EBITDA for the Borrower fiscal quarter then ending plus EBITDA for the Borrower fiscal quarter immediately preceding such quarter, multiplied by two (2), for the fiscal quarter of the Borrower ending on September 30, 1998, EBITDA for the Borrower fiscal quarter then ending plus EBITDA for the two (2) Borrower fiscal quarters immediately preceding such quarter, multiplied by one and one-third (1.33) and, thereafter, for the rolling four Borrower fiscal quarter period consisting of the Borrower fiscal quarter then ending and the three immediately preceding Borrower fiscal quarters; provided, that for the purposes of Section 5.1.10(A) only, EBITDA shall be calculated for the Borrower fiscal quarter then ending plus EBITDA for the Borrower fiscal quarter immediately preceding such Borrower fiscal quarter; provided, further, that any extraordinary, non-recurring charges incurred by the Borrower during the Borrower's second fiscal quarter in 1998 arising solely in connection with the acquisition by the Borrower of Wells Electronics, Inc. on December 26, 1997 (the "Acquisition") shall not be included in the definition of the term EBITDA for the purposes of calculating the Borrower's financial covenants set forth herein for the Borrower's fiscal quarters ending on March 31, 1999, June 30, 1999 and September 30, 1999, and provided further, that up to $300,000 of cash and non-cash charges in the aggregate incurred or to be incurred by the Borrower to achieve certain cost savings, including, without limitation, restructuring the Wells CTI assembly operation, reducing Borrower's Japanese operations, closing the Pennsylvania stamping facility and reducing the production costs of memory sockets shall not be included in the definition of EBITDA for the purposes of calculating the Borrower's financial covenants set forth herein for the Borrower's fiscal quarters ending September 30, 1999 and December 31, 1999.

     2. Section 5.1.10 of the Loan Agreement is hereby amended by deleting the Borrower fiscal quarters ending September 30, 1999 through December 31, 2000 and thereafter and the ratios applicable to each of such quarters, and replacing same with the following:

     "BORROWER FISCAL QUARTER(S) ENDING              RATIO

     December 31, 2000                             1.05:1.00
     March 31, 2001                                1.10:1.00
     June 30, 2001                                 1.10:1.00
     September 30, 2001 and thereafter             1.15:1.00"


     3. The Loan Agreement is amended by adding immediately at the conclusion of Section 5.1.10 a new Section 5.1.10(A) which shall read as follows:

     "Section 5.1.10(A). MINIMUM EBITDA. Maintain at the end of each fiscal quarter of the Borrower set forth below EBITDA of not less than the amount set forth below opposite the fiscal quarter in question, such amount to be the sum -of EBITDA for the fiscal quarter in question plus EBITDA for the Borrower's immediately preceding fiscal quarter:

     BORROWER FISCAL QUARTER(S) ENDING                EBITDA

     September 30, 1999                             $7,600,000
     December 31, 1999                              $8,100,000
     March 31, 2000                                 $8,500,000
     June 30, 2000                                  $9,000,000
     September 30, 2000                             $9,500,000"


     4. SECTION 5.1.12(A) is hereby amended in its entirety to read as follows:

     "SECTION 5.1.12(A). MAXIMUM RATIO OF TOTAL INDEBTEDNESS FOR BORROWED MONEY TO EBITDA. Maintain at the end of each fiscal quarter of Borrower in each period set forth below a Ratio of (i) total Indebtedness for Borrowed Money of the Borrower and its Subsidiaries on a consolidated basis as of the last day of such fiscal quarter to (ii) EBITDA of less than the ratio set forth below for such period:

     "BORROWER FISCAL QUARTER(S) ENDING                 RATIO

     September 30, 1999                               3.25:1.00
     December 31, 1999                                3.25:1.00
     March 31, 2000 and thereafter                    3.00:1.00"

II.  OTHER AGREEMENTS:

     1. All references to the Loan Agreement in any of the other Financing Documents, are hereby amended to refer to the Loan Agreement, as amended by this Amendment.
     2. All of the terms and provisions of this Amendment are hereby incorporated in the Loan Agreement and the Loan Agreement is amended accordingly. In the event that any term or condition contained in this Amendment conflicts with, or is inconsistent with, any provision of the Loan Agreement, as amended hereby, the terms and conditions of this Amendment shall supersede and control. In all other respects, the provisions of the Loan Agreement, shall remain in full force and effect, including, without limitation, any and all additional terms and conditions therein which are not in conflict with the provisions of this Amendment.
     3. The Borrower hereby restates and repeats all of the representations, warranties and covenants of the Borrower set forth in the Loan Agreement and each of the other Financing Documents to the same extent as if fully set forth herein and the Borrower hereby certifies that all such representations and warranties are true and accurate as of date hereof
     4. The Borrower hereby further represents, warrants and confirms that (a) all of the Financing Documents and the terms thereof are hereby ratified and confirmed, (b) the Loan Agreement, as amended hereby, and each of the other Financing Documents are all in full force and effect and evidence the valid and binding obligation of Borrower enforceable in accordance with their respective terms and (c) there does not exist (i) any Default or Event of Default, (ii) any offset or defense against the payment or performance of any of the Indebtedness or Obligations of the Borrower evidenced or secured by the Financing Documents or (iii) any claim or cause of action by the Borrower against the Agent or any Lender.


III. CONDITIONS PRECEDENT:
     1. The provisions of this Fourth Amendment of Loan Agreement and the commitment of the Lenders to make any extensions of credit pursuant hereto are subject to the receipt by the Agent, in form and substance approved by the Agent, of the following, all of which shall be due to the Agent prior to the effectiveness of this Fourth Amendment of Loan Agreement except as where otherwise indicated:

     a. This Fourth Amendment of Loan Agreement, duly executed on behalf of the Borrower by an officer of the Borrower so authorized.

     b. Certificates from an officer of the Borrower certifying as to the resolutions of the directors of the Borrower authorizing and approving this Fourth Amendment of Loan Agreement and each of the other documents, instruments and other documents to which the Borrower is a party and certifying as to the names and signatures of each officer of the Borrower authorized to execute and deliver this Fourth Amendment of Loan Agreement and/or such other documents on behalf of the Borrower. The Agent and the Lenders may rely on such officer's certificate until the Agent shall receive a further certificate of the Borrower canceling or amending the signatures of the officers named in such further certificate.
     c. The payment by the Borrower to the Agent of all of the Agent's reasonable fees and out-of-pocket expenses of legal counsel for the Agent incurred in connection with the preparation, negotiation, execution and delivery of this Fourth Amendment of Loan Agreement and each of the agreements, instruments and other documents entered into in connection herewith and therewith.

     d. The payment to the Agent, for the pro rata benefit of the Lenders, of an amendment fee of $61,800.


                    [SIGNATURES APPEAR ON NEXT PAGE]

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first written, under seal.

WITNESS:                       AGENT:

                               FLEET NATIONAL BANK, as Agent
                               for the Lenders


                               By: /s/ Scott D. Wheelock
--------------------               -------------------------
                                   Scott D. Wheelock
                                   Vice President

                               LENDERS:

                               FLEET NATIONAL BANK

                               By: /s/ Scott D. Wheelock
--------------------               -------------------------
                                   Scott D. Wheelock
                                   Vice President

                               STATE STREET BANK AND TRUST
                               COMPANY

                               By: /s/ Bruce Daniels
--------------------               -------------------------
                                   Bruce Daniels
                                   Vice President

                               IMPERIAL BANK

                               By: /s/ William Sweeney
--------------------               -------------------------
                                   William Sweeney
                                   Assistant Vice President


                               EASTERN BANK

                               By: /s/ Thomas F. Brady
--------------------               -------------------------
                                   Thomas F. Brady
                                   Vice President

                               IBJ WHITEHALL BANK & TRUST COMPANY
                              (formerly IBJ Schroder Bank & Trust
                               Company)

                               By: /s/ Patricia McCormack
--------------------               -------------------------
                                   Patricia McCormack
                                   Director


                               FIRST UNION NATIONAL BANK
                              (Successor by merger with
                               Coresstates Bank, N.A.)

                               By: /s/ Susan T. Vitale
--------------------               -------------------------
                                   Susan T. Vitale
                                   Assistant Vice President


                               FIRST SOURCE FINANCIAL LLP

                               By:   FIRST SOURCE FINANCIAL,
                                     INC., its Agent/Manager

                               By: /s/ Maureen Ault
--------------------               -------------------------
                                   Maureen Ault
                                   Vice President


                               BORROWER:

                               PCD INC.

                               By: /s/ John J. Sheehan III
--------------------               -------------------------
                                   John J. Sheehan III
                                   Chief Financial Officer