Form 10-K
period 1999-12-31
PCD INC
filed 2000-03-17
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-K
                                   ---------

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 2, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $27,367,133, based upon the closing sales price on the Nasdaq Stock Market for that date. As of March 2, 2000, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 8,587,351.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 2000. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

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

GENERAL

     PCD Inc. (the "Company") designs, manufactures and markets electronic connectors for use in integrated circuit ("IC") package interconnect applications, industrial equipment and avionics. Electronic connectors, which enable an electrical current or signal to pass from one element to another within an electronic system, range from minute individual connections within an IC to rugged, multiple lead connectors that couple various types of electrical/electronic equipment. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation. The electronic connector market is both large and broad. Bishop & Associates, a leading electronic connector industry market research firm, estimates the total 1999 worldwide market at $25.1 billion with more than 1,200 manufacturers.

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

     The Company believes it will benefit from three trends affecting the electronics industry: (i) the increasing complexity of ICs and corresponding evolution of IC package designs, which favor growth in PCD's IC package interconnect market; (ii) the global nature of semiconductor manufacturers, which requires suppliers with global design, manufacturing and marketing capabilities; and (iii) the use of increasingly complex electronic controllers and sensors in industrial and avionics applications, which creates opportunities in PCD's industrial equipment and avionics markets. During 1999, however, the Company faced a continuing sluggish market for its burn-in sockets and serious price erosion from certain segments of this market. See "Forward Looking Information/Risk Factors".

     The Company's goal is to identify and expand into selected electronic connector markets where it can establish a position of leadership. The Company intends to increase its presence in the markets in which it participates through internal investment in product development, and expansion of its existing product and customer base within each market. To facilitate capital investment, the Company continues to strengthen the balance sheet by reducing the level of bank debt outstanding.

     The Company was incorporated in Massachusetts on November 9, 1976 under the name Precision Connector Designs, Inc. In February 1996, the Company changed its name to PCD Inc.

MARKET OVERVIEW

     The electrical and electronic systems which utilize connectors have become increasingly widespread and complex, in part as a result of the increased automation of business systems and manufacturing equipment. Consequently, the electronic connector industry has grown in size and electronic connectors have become more sophisticated. Demand for smaller yet more powerful products have resulted in continued improvements in electronic systems in general and electronic connectors in particular. Product cycles continue to shorten and, as time to market becomes increasingly important, equipment manufacturers seek to reduce inventory and contend with pressures to keep up with new product innovations. The growing demand for electronic connector complexity, coupled with reduced product development cycles and delivery lead times, creates a need for closer cooperation between connector suppliers and equipment manufacturers, often leading to new connector requirements and market opportunities.

     The electronic connector market is both large and broad. Bishop & Associates estimates the total 1999 worldwide market at $25.1 billion. This market is highly fragmented with over 1,200 manufacturers. While many of these companies produce connectors which are relatively standard and often produced in large quantities, a substantial portion of the industry is comprised of companies which produce both proprietary and standard products in relatively low volumes for specialized applications. Fleck Research has identified over 1,100 separate electronic connector product lines presently offered in the marketplace.

     PCD focuses its products and sales efforts in the selected key markets listed below.

     IC PACKAGE INTERCONNECT MARKET. In the fabrication and use of ICs, there are three stages in which sockets may be used: test, burn-in and production. It is the Company's objective to provide a total solution for selected IC packages encompassing these three stages. By providing a total solution, the Company believes it will be able to forge closer customer relationships and gain acceptance by new customers.

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

     BURN-IN - Most leading-edge microprocessors, logic and memory ICs undergo an extensive reliability screening and stress testing procedure known as burn-in. The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125(degrees)C (257(degrees)F), for periods typically ranging from 12 to 48 hours. During burn-in, the IC is secured in a socket, an electro-mechanical interconnect, which is a permanent fixture on the burn-in printed circuit board. The socket is designed to permit easy insertion and removal of the IC before and after burn-in. Further, these sockets must be able to withstand numerous automated insertions and withdrawals under extreme thermal cycle conditions.

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

     The worldwide semiconductor market expanded at a compound annual growth rate of 15% during the period 1978-1998, and is projected by IC Insights, Inc., a leading research company in the semiconductor field, to grow at 16% compound annual growth rate during the period 1998-2003

     INDUSTRIAL INTERCONNECT MARKET. The industrial interconnect market is comprised of a broad range of control, measurement and manufacturing equipment. Terminal blocks are most commonly used in this equipment to provide an electrical link between discrete functions, such as monitoring and measuring, and controlling devices, such as programmable logic controllers ("PLCs"), stand-alone PCs and single function controllers. The use of terminal blocks has increased as electronic controllers and sensors in the industrial environment have evolved to control more complex, multi-function activities. In addition to increasing in number, these controllers and their connectors are becoming smaller and are being configured in increasing variations.

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

     AVIONICS MARKET. The avionics market requires a diverse range of electronic connectors that are designed and manufactured specifically for avionics applications. Over the last few years, commercial aircraft applications have represented an increasingly important part of this market. The Company participates in selected areas of the avionics market with terminal blocks and sockets that perform similar functions as its industrial connectors but are designed to operate in the harsher environment and meet the more critical performance requirements of avionics applications. The two major market sectors in which the Company participates are the 100+ seat capacity large jet transports, and the smaller 30-95 seat capacity regional aircraft. Business jets are also becoming an important market segment.

     The Boeing Company estimates that total worldwide demand for new airplanes over the next decade will be 8,900 aircraft. The world fleet is projected to grow from 12,600 airplanes at the end of 1998 to 19,100 airplanes in 2008. Over the next ten years, more than 8,900 new commercial jets - 8,675 passenger airplanes and 225 new freighters - are forecast to enter service worldwide. The majority of these airplanes will meet industry demand for growth, while the remainder will replace the 2,300 airplanes that are projected to be removed from service. Of the 2,300 airplanes projected to be removed between 1999 and 2008, two out of three are expected to be removed during the next five years.

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

     GROW THROUGH INTERNAL PRODUCT DEVELOPMENT AND EXPANSION OF EXISTING PRODUCT AND CUSTOMER BASE: The Company is committed to grow the sales revenue at a rate that is higher than the connector industry projected growth rate. To accomplish this, the Company invests heavily in new product development. Over the last five years the Company has spent on average 5.6% of net sales on new product tooling. For 1999, 42% of sales were generated from products that were introduced in the last five years. It is the Company's strategy to continually expand the range of products that it offers in its existing markets and, through the additional synergy offered by these products as well as focused sales efforts, work to both grow sales volume to existing customers and to expand the customer base.

     STRENGTHEN THE BALANCE SHEET: The acquisition of Wells Electronics, Inc. in December of 1997 resulted in the Company taking on approximately $108 million of debt. The public stock offering of 2,300,000 shares of common stock in April and May of 1998 raised approximately $42 million, and the Company generated an additional $5.3 million and $6.5 million of free cash flow in 1999 and 1998, respectively. The Company defines free cash flow as cash flow from operations less capital expenditures. The combination of the cash raised from the public offering and the free cash flow, along with existing cash balances, reduced the debt to $49.6 million as of December 31, 1999 and improved the total debt-to-equity ratio to 0.98 to 1.00. Strengthening the balance sheet will provide the Company the flexibility it needs in the area of acquisitions and product development.

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

     ICs are constantly increasing in functionality while generally decreasing in unit cost. This leads to an increase in IC product application, thereby driving IC unit growth. This unit growth and the proliferation of sizes and packages drive the demand for IC sockets. A further driver of unit growth is the establishment of new foundries, as well as the upgrading of existing foundries. According to IC Insights, Inc., total semiconductor demand measured in units is expected to increase at a compound annual growth rate of over 9% from 1999 to 2003.

     SMALL OUTLINE PACKAGE SOCKETS: The small outline ("SO") is a plastic, rectangular package with leads on two sides, running along either pair of opposite edges. With lead counts from 8 to 86 leads, the SO houses simple logic, memory and linear dies. Devices tend to transition to the quad flat pack above this lead count. The small size, low price and surface mount design of the SO makes it a highly desirable package. The Company currently produces 170 distinct sockets to accommodate a variety of SO packages.

     QUAD FLAT PACK SOCKETS: The quad flat pack ("QFP") is a plastic package with leads on four sides. It is used for high lead count surface mount applications and is characterized by lead counts typically ranging between 40 and 208 leads. The QFP is currently a predominant and rapidly growing technology for packaging of leading edge ICs used in microprocessor, communication and memory applications. The Company currently produces over 37 distinct sockets to accommodate a wide variety of QFP packages.

     PIN GRID ARRAY SOCKETS: The pin grid array ("PGA") is a square or rectangular through-hole device that effects routing through all layers of the printed circuit board. The pins are generally placed on the package before insertion of the die. The differentiating feature of the PGA is that the contacts are placed in an array over the bottom of the packaged device, rather than protruding from the sides of the device in a perimeter pattern, as with the QFP. As a result, the PGA offers greater lead density and smaller overall profile. This makes the PGA ideal for devices with high lead counts, in excess of 208, the upper range in which the QFP becomes difficult to handle.

     BALL GRID ARRAY SOCKETS: Similar to the PGA, the ball grid array ("BGA") uses an underlying substrate, rather than a lead frame, for die attachment. The die is then encapsulated and solder balls are attached to the underside of the substrate. The solder balls ultimately connect the package to the printed circuit board. The die is placed in the package prior to the attachment of the solder balls to ensure a flat surface for the die during processing. In some cases, the packaged BGA is referred to as the BGA Chip-Scale Package ("BGA/CSP") because the package is only slightly larger (i.e. less than 20% larger) than the die itself. Whereas the PGA contacts the printed circuit board at all layers using through hole connection, the BGA contacts the printed circuit board only at the surface. This allows the BGA to achieve a lower profile, lighter weight and smaller area on the printed circuit board due to surface mounting.

     LAN GRID ARRAY SOCKETS: Still another grid array package, the lan grid array ("LGA") achieves maximum density and reduced cost by eliminating both pins and solder balls, and providing an array of tiny, gold plated contact leads on the bottom of the package for interconnect purposes. Because of high density and relatively low cost the LGA is primarily used in high lead count application specific integrated circuits ("ASICS") and microprocessors applications.

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

     TERMINAL BLOCKS: Terminal blocks are used in applications where I/O power or signal wires are fed into a PLC or similar (and often simpler) control system, and a connector is required to interface between the electrical environment of relatively heavy wires and the electronic environment of controllers and sensors. The Company's terminal blocks connect to and capture the wires in screw-clamp terminations, and interface with printed circuit boards in a variety of manners. The Company concentrates on four major product lines within this market: pluggable terminal blocks, fixed mount terminal blocks, edgecard terminal blocks, and application-specific terminal blocks. Application-specific terminal blocks are developed for customers who are of strategic importance to the Company, represent significant potential volume and are recognized market leaders.

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

AVIONICS TERMINAL BLOCKS AND SOCKETS

     Avionics terminal blocks perform similar functions as industrial terminal blocks, linking discrete wires that are individually terminated to a connector. However, avionics terminal blocks are designed to withstand the harsher environment and far more critical operating requirements to which they are subject. The primary differences are that: contacts are gold plated; wires are terminated by the crimped (metal deformation) technique rather than screw clamps; and individual wires are installed and removed from the connector through use of spring-actuated locking devices. The avionics connectors are normally completely environmentally sealed through use of a silicone elastomer sealing grommet are designed to operate in a sealed compartment.

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

     APPLICATION-SPECIFIC AVIONICS CONNECTORS: Application-specific junction modules have been developed in conjunction with Boeing Commercial Aircraft for use on the 717-737-747-757-767 series of commercial aircraft and the C17 military transport. Application-specific relay sockets are marketed to Boeing subcontractors for the 777 commercial aircraft program and the C17 aircraft. Application specific junction modules which incorporate electronic components and circuitry into module package are supplied to (among others) Bombardier and British Aerospace for regional jet programs.

PRODUCT DEVELOPMENT

     Currently, the Company markets over 6,800 products in a wide variety of product lines. The Company seeks to broaden its product lines and to expand its technical capabilities in order to meet anticipated needs of its customers. The Company's product development strategy is to introduce new products into markets where the Company has already established a leadership position and to develop next generation products for other markets in which the Company wishes to participate.

     The Company's current product development projects in the IC package interconnect market target new burn-in sockets for package device designs such as BGA, TSOP (thin, small outline package), CSP (chip scale package) and LGA and BGA production packages. The Company believes, based on industry trends, that TSOP and CSP will be the preferred package for high-volume, high-density small outline IC devices.

SALES AND MARKETING

     The Company distributes its products through a combination of its own dedicated direct sales forces, a worldwide network of manufacturers representatives and authorized distributors. The Company maintains separate sales forces for the IC package interconnect markets and for the industrial equipment and avionics markets. For the IC package interconnect markets, the Company employs a global direct sales force with offices in England, Germany, Japan, and the United States, augmented with sales representatives in smaller markets. For the industrial equipment and avionics markets, the Company generally uses its direct sales forces and manufacturer representatives for large customers, new product introductions and application-specific products and uses its authorized distributors for smaller and medium-sized customers of standard and proprietary products. The Company's sales and marketing program is focused on achieving and maintaining close working relationships with its customers early in the design phase of the customer's own product development cycle.

CUSTOMERS

In 1999, the Company sold its products to over 1,000 customers in a wide range of industries and applications. The top five customers of the Company in 1999 and 1998 accounted for 39.8% and 43.5% of net sales, respectively. Among customers that exceeded 10% of the Company's net sales, Micron Technology, Inc. accounted for 17.6% and 15.8% of net sales of the Company in 1999 and 1998, respectively. Advanced Micro Devices, Inc. accounted for 12.7% of net sales in 1998. In 1997, Altera Corporation and TNT Distributors, Inc. accounted for 14.5% and 12.7% of net sales of the Company, respectively. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 25.4%, 21.9% and 35.8% of the net sales of the Company in the years ended 1999, 1998 and 1997, respectively.

     Examples of end users of the Company's products, by category, are presented below:

     PRODUCT CATEGORIES            REPRESENTATIVE CUSTOMERS

     IC Package Interconnects      Advanced Micro Devices, Inc.
                                   International Business Machines Corporation
                                   Micron Technology, Inc.
                                   Motorola, Inc.

     Industrial Interconnects      Groupe Schneider (Modicon, Inc./Square D
                                       Co./Telemecanique)
                                   Parker Hannifin Corporation
                                   Rockwell International Corp. (Allen-Bradley
                                       Company)

     Avionics Terminal
      Blocks and Sockets           Bell Helicopter Textron Inc.
                                   The Boeing Company
                                   Bombardier Inc.
                                      (Canadair/deHavilland/Learjet Inc.)
                                   British Aerospace Ltd.
                                   Empresa Brasileira de Aeronautica S/A
                                      (Embraer)
                                   Smiths Industries



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

     Wells-CTI KK, our Japanese subsidiary, subcontracts all of its product manufacturing and assembly operations to Japanese vendors. The Company subcontracts a portion of its labor-intensive product assembly to a U.S.-based subcontractor with a manufacturing facility in Mexico. The Company is not contractually obligated to do business with any subcontractor, believes it could substitute other subcontractors without significant additional cost or delay, and could perform assembly itself if the need were to arise.

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

COMPETITION

     The markets in which PCD operates are highly competitive, and the Company faces competition from a number of different manufacturers. The Company has experienced significant price pressure with respect to certain products, including its TSOP and QFP products, and fixed mounts and pluggable terminal Industrial blocks. The principal competitive factors affecting the market for the Company's products include design, responsiveness, quality, price, reputation and reliability. The Company believes that it competes favorably on these factors.

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

BACKLOG

     The Company defines its backlog as orders that are scheduled for delivery within the next 12 months. The Company estimates that its backlog of unfilled orders was approximately $10.6 million at December 31, 1999 and $8.4 million at December 31, 1998. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in manufacturing strategy and variations in demand for customer products due to, among other things, introductions of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Based on anticipated future volumes, the Company makes other significant decisions regarding the level of business it will accept, the timing of production and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay purchase orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. For these reasons, backlog may not be indicative of future demand or results of operations.

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

EMPLOYEES

     As of December 31, 1999, the Company had 300 employees and 78 contract workers. The Company's 378 employees and contract workers include 326 in manufacturing and engineering, 31 in sales and marketing and 21 in administration. Of the Company's U.S. employees, 54 are represented by the International Brotherhood of Electrical Workers, Local 1392. As a result of the WELLS-CTI restructuring program in 1999, this number was reduced to approximately 30 by February, 2000. The Company believes that its relations with its employees and its union are good. The current collective bargaining agreement with unionized employees expires on February 18, 2003.

RECENT DEVELOPMENTS

SUBSIDIARY ACTIVITIES

   On January 31, 1999, the Company's wholly-owned subsidiary, PCD Control Systems Interconnect, Inc. was discontinued and its operations were merged into the Company's Industrial Avionics Division.

       In August 1998, the Company initiated the process of closing its Singapore subsidiary, Wells-Pte Ltd., and the Korean branch of its Japanese subsidiary, Wells-CTI KK. The Company has substantially closed these operations in 1999 and is awaiting final tax clearance.


FORWARD LOOKING INFORMATION/RISK FACTORS

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

     DEPENDENCE ON IC PACKAGE INTERCONNECT AND SEMICONDUCTOR INDUSTRIES. The Company's semiconductor or integrated circuit ("IC") package interconnect sockets are used by producers and testers of ICs and original equipment manufacturers ("OEMs"). For the years ended December 31, 1999 and December 31, 1998, the Company derived 64.5% and 71.7% of its net sales, respectively, from these products. The Company's future success will depend in substantial part on the vitality of the semiconductor and the related IC package interconnect industries. The Company's acquisition of Wells Electronics, Inc. ("Wells") in December 1997, a supplier of IC package interconnects, significantly increased the Company's dependence on the IC package interconnect industry. Historically, the IC package interconnect industry has been driven by both the technology requirements and unit demands of the semiconductor industry. Depressed general economic conditions and cyclical downturns in the semiconductor industry have had an adverse economic effect on the IC package interconnect market. In addition, the product cycle of existing IC package designs and the timing of new IC package development and introduction can affect the demand for IC package interconnect sockets. During 1999, the Company faced a continuing sluggish market for its burn-in sockets and serious price erosion in certain segments of this market. Continued reduced demand and price erosion for semiconductors and their related packages would continue to have a material adverse effect on the financial condition, results of operations and business of the Company.

     DEPENDENCE ON PRINCIPAL CUSTOMERS. Micron Technology, Inc. ("Micron"), a provider of DRAMs, SRAMs and other semiconductor components, was the largest customer of the Company in 1999. Micron accounted for 17.6% of the net sales of the Company for the year ended December 31, 1999. Altera Corporation ("Altera"), a provider of high performance, high density programmable logic devices, had been the largest customer of the Company from 1994 to 1997. Altera accounted for 14.5% of the net sales of the Company for the year ended December 31, 1997. Sales to TNT Distributors, Inc. ("TNT"), a semiconductor equipment distributor, accounted for 12.7% of net sales for the year ended December 31, 1997. The Company does not have written agreements with any of its customers, including Altera, Advanced Micro Devices, Inc. ("AMD"), Micron or TNT, and therefore, no customer has any minimum purchase obligations. Accordingly, there can be no assurance that any of the Company's customers will purchase the Company's products beyond those covered by released purchase orders. The loss of, or significant decrease in, business from Altera, AMD, Micron or TNT, for any reason, could have a material adverse effect on the financial condition, results of operations and business of the Company.

     RESTRICTIVE COVENANTS UNDER SENIOR CREDIT FACILITY. The agreement governing the Company's credit facility with Fleet Bank (the "Senior Credit Facility") contains numerous financial and operating covenants. Failure to meet such covenants would result in an event of default under the Senior Credit Facility. Among the operating covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lenders, acquire the assets of or ownership interests in, or merge with, other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants, including minimum EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage ratio, minimum quick ratio, maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, and maximum capital expenditures, during the term of the Senior Credit Facility.

     The Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility. Accordingly, in September 1999, certain covenants were amended by agreement between the Company and its lenders. In March 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. At the same time, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 2000 agreement, the Company issued warrants to its lenders covering 203,949 shares of Common Stock at an exercise price of $4.90 per share. The warrants are only exercisable if the Company does not obtain at least $10 million of subordinated debt or other capital infusions ("Junior Capital") junior to loans under the Senior Credit Facility by June 30, 2000, or by June 30, 2000 has not entered into definitive arrangements permitting repayment of amounts outstanding under the Senior Credit facility by December 31, 2000. In addition, if the Company does not obtain the Junior Capital by April 30, 2000, the Company on May 1, 2000 would pay the lenders a fee of 0.25% of the sum of the total outstanding principal balance under the Term Loan plus the Revolving Credit Loan Commitment. The fee would be payable each quarter thereafter until the Junior Capital is obtained.

     At December 31, 1999, the Company was in compliance with or had obtained waivers for its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

     INTERNATIONAL SALES AND OPERATIONS. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 25.4%, 21.9% and 35.8% of the net sales of the Company in the years ended December 31, 1999, 1998 and 1997, respectively. International revenues are subject to a number of risks, including: longer accounts receivable payment cycles; exchange rate fluctuations; difficulty in enforcing agreements and intellectual property rights and in collecting accounts receivable; tariffs and other restrictions on foreign trade; withholding and other tax consequences; economic and political instability; and the burdens of complying with a wide variety of foreign laws. Sales made to foreign customers or foreign distributors may be denominated in either U.S. dollars or in the currencies of the countries where sales are made. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates and does not currently plan to do so. The Company's foreign sales and operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. The Company has an operating subsidiary in Japan, and sales and technical support operations in England. Recent and continuing volatility in the Asian economies and financial and currencies markets may have a material adverse effect on the Company's current and planned sales and operations in that region, particularly with respect to the Company's IC package interconnect business. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the financial condition, results of operations and business of the Company.

     ACQUISITION INTEGRATION. The Company has experienced unanticipated costs and other difficulties associated with the acquisition and integration of Wells Electronics, Inc. During 1999, the Company recorded charges of $259,000 in connection with a restructuring program at Wells-CTI (see note 16 to the Company's consolidated financial statements included in Part II). If the Company experiences further costs or difficulties in this regard, there could be a material adverse effect on the financial condition, results of operations and business of the Company.

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

     In other litigation between Wells-CTI and Pfaff concerning the Pfaff Leadless Patent, the United States Supreme Court affirmed the decision of the United States Court of Appeals for the Federal Circuit finding that all of the claims of the Pfaff Leadless Patent which were at issue in that case are invalid. Pfaff then agreed not to sue CTi or Wells-CTI for infringement of the Pfaff Leadless Patent, including infringement based upon claims not adjudicated in that litigation. The litigation between Wells-CTI and Pfaff and CTi and Pfaff relating to the Pfaff Leadless Patent was thus concluded.

     In May of 1999 Pfaff and Wells-CTi reached a settlement agreement whereby the litigation relating to the Pfaff BGA Patent was dismissed without prejudice and Pfaff agreed that any future litigation for infringement of the Pfaff BGA Patent would be brought exclusively in the United States District Court for the District of Arizona.

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

     COMPETITION. The electronic connector industry is highly competitive and fragmented, with more than 2,000 manufacturers worldwide. The Company believes that competition in its targeted segments is primarily based on design, responsiveness, quality, price, reputation and reliability. The Company has experienced significant price pressure with respect to certain products, including its thin, small outline package ("TSOP") and quad-flat pack ("QFP") products, and fixed mount and pluggable Industrial terminal blocks. The Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully would have a material adverse effect on the financial condition, results of operations and business of the Company.

     CONCENTRATION OF OWNERSHIP. The current officers, directors and Emerson Electric Co. ("Emerson"), the Company's largest stockholder, beneficially own approximately 34.5% of the outstanding shares of the Common Stock of the Company based on the number of shares of Common Stock outstanding as of December 31, 1999. Accordingly, such persons, if they act together, can exert substantial control over the Company through their ability to influence the election of directors and all other matters that require action by the Company's stockholders. Such persons could prevent or delay a change in control of the Company which may be favored by a majority of the remaining stockholders. Such ability to prevent or delay such a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

     DEPENDENCE ON KEY PERSONNEL. The Company is largely dependent upon the skills and efforts of John L. Dwight, Jr., its Chairman of the Board, President and Chief Executive Officer, Richard J. Mullin, its Vice President and President, Wells - CTI Division, John T. Doyle, Vice President and General Manager, Industrial/Avionics Division, Jeffrey A. Farnsworth, its Vice President Sales and Marketing Wells-CTI and General Manager, Wells - CTI Phoenix, and other officers and key employees. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term or non-competition agreements prohibiting them from competing with the Company after termination of their employment. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the financial condition, results of operations and business of the Company.

     DEPENDENCE UPON INDEPENDENT DISTRIBUTORS. Sales through independent distributors accounted for 19.4%, 21.9% and 38.7% of the net sales of the Company for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's agreements with its independent distributors are nonexclusive and may be terminated by either party upon 30 days written notice, provided that if the Company terminates the agreement with an independent distributor, the Company will be obligated to purchase certain of such distributor's pre-designated unsold inventory shipped by the Company within an agreed-upon period prior to the effective date of such termination. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. The Company grants to certain of its distributors limited inventory return and stock rotation rights. If the Company's distributors were to increase their general levels of inventory of the Company's products, the Company could face an increased risk of product returns from its distributors. There can be no assurance that the Company's historical return rate will remain at a low level in the future or that such product returns will not have a material adverse effect on the Company's financial condition, results of operations and business.

     IMPACT OF YEAR 2000. The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may interpret a date using "00" in the year field as the Year 1900 rather than the Year 2000. This misinterpretation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an interruption of design or manufacturing functions or an inability to process transactions, send invoices or engage in similar normal business activities until the problem is corrected.

     The Company identified its Year 2000 risk in three categories: internal information technology ("IT") systems; internal non-IT systems, including embedded technology such as microcontrollers; and external noncompliance by customers and suppliers.

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

     During 1999, the Company applied the supplemental software Microsoft developed for its Microsoft Windows NT and Microsoft Office applications at no additional cost to the Company.

     INTERNAL NON-IT SYSTEMS, INCLUDING EMBEDDED TECHNOLOGY. During 1999, the Company completed its evaluation of all non-IT systems which included embedded technology such as microcontrollers, and had been in contact with all manufacturers of this equipment. As a result of this evaluation, the Company upgraded its payroll time clocks at the Peabody, Phoenix and South Bend facilities at a cost of approximately $20,000 and also upgraded the Peabody facility's telephone voice mail system at a cost of approximately $6,000.

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. During 1999, the Company contacted its material suppliers, service providers and contractors to determine the extent of the Company's vulnerability to those third parties' failure to remedy their own Year 2000 issues. These suppliers, service providers and contractors have incurred no problems with their own Year 2000 issues that impacted the Company.

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

     ENVIRONMENTAL COMPLIANCE. The Company is subject to a wide range of environmental laws and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. A failure by the Company at any time to comply with environmental laws and regulations could subject it to liabilities or the suspension of production. Such laws and regulations could also restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or incur other significant expense.

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


ITEM 2.  PROPERTIES

     PCD, headquartered in Peabody, Massachusetts, operates leased production facilities in Peabody, Massachusetts (60,000 square feet), Phoenix, Arizona (24,000 square feet), South Bend, Indiana (50,000 square feet), and Yokohama, Japan (3,600 square feet). The Peabody facility is responsible for molding, assembly, manufacturing automation development and quality assurance functions relating to industrial terminal blocks and avionics terminal blocks. The Phoenix facility is responsible for assembly and quality assurance functions relating to test, burn-in, and production sockets, as well as related product design and development. The South Bend and Yokohama facilities are responsible for design, assembly, manufacturing automation development and quality assurance for burn-in sockets. Stamping operations for Peabody, Phoenix and South Bend are handled at the Peabody facility. Molding fabrication of components for South Bend and Phoenix are handled at the South Bend facility. The Company also maintains distribution and technical sales support facilities in Northhampton, England. The Company believes that its facilities are adequate for its operations for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     On August 21, 1995, a predecessor ("CTi") of the Company's wholly-owned subsidiary, Wells-CTI, Inc. ("Wells-CTI"), filed an action in the Unites States District Court for the District Court of Arizona against Wayne K. Pfaff, an individual residing in Texas ("Pfaff") alleging and seeking a declaratory judgment that two United States patents issued to Pfaff and relating to certain burn-in sockets for "leadless" IC packages (the "Pfaff Leadless Patent") and ball grid array ("BGA") IC packages (the "Pfaff BGA Patent") are invalid and are not infringed by CTi, the products of which include burn-in sockets for certain "leaded" packages (including Quad Flat
Paks) and BGA packages.

     In other litigation between Wells-CTI and Pfaff concerning the Pfaff Leadless Patent, the United States Supreme Court affirmed the decision of the United States Court of Appeals for the Federal Circuit finding that all of the claims of the Pfaff Leadless Patent which were at issue in that case were invalid. In February 1999, Pfaff agreed not to sue CTi or Wells-CTI for infringement of the Pfaff Leadless Patent, including infringement based upon claims not abjudicated in that litigation. The litigation between Wells-CTI and Pfaff and Cti and Pfaff relating to the Pfaff Leadless Patent was thus concluded.

     In May 1999, Pfaff and Wells-CTI reached a settlement agreement whereby the litigation relating to the Pfaff BGA Patent was dismissed without prejudice and Pfaff agreed that any future litigation for infringement of the Pfaff BGA Patent would be brought exclusively in the United States District Court for the District of Arizona.

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

     No matters were submitted to a vote of security holders in the fourth quarter of 1999.




                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

(a) The Company's Common Stock is traded on the Nasdaq National Market of the Nasdaq Stock Market, Inc. The following table sets forth the reported high and low sale prices for the Common Stock, under the symbol "PCDI," for the periods indicated:

                                                High          Low
                                              -------       -------
          1999
          First Quarter................         $20         $ 8
          Second Quarter...............          13-3/8       7-1/4
          Third Quarter................           9           7-3/8
          Fourth Quarter...............          10-1/2       4-3/4

          1998
          First Quarter................         $24-1/4     $19-3/4
          Second Quarter...............          23          16-3/4
          Third Quarter................          18-3/4      10-1/2
          Fourth Quarter...............          14-3/4      11



     On March 2, 2000, the last reported sale price for the Common Stock on the Nasdaq National Market was $4.75 per share. As of January 31, 2000, there were approximately 1,200 holders of record of Common Stock.

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

     On March 6, 2000, the Company issued to Fleet Bank and other various lenders under the Senior Credit Facility warrants to purchase a total of 203,949 shares of Common Stock at a price of $4.90 per share. No underwriters were engaged in connection with the foregoing issuance of securities. Such issuance was made in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table contains certain selected consolidated financial data for PCD and its subsidiaries. The selected consolidated financial data for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Year Ended December 31,
                                          -----------------------

                                    1999     1998    1997(2)    1996    1995
                                    (in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net sales......................   $51,838  $64,391  $ 29,796  $26,857  $25,616
Gross profit...................    23,855   37,060    14,676   12,400   12,139
Write-off of acquired
 in-process research
 and development...............         -        -   (44,438)       -        -
Income (loss) from operations..     5,636   17,679   (35,578)   6,955    6,472
Interest income (expense), net.    (4,558)  (8,813)      940      725      112
Net income (loss) before
 extraordinary item............       679    5,191   (22,836)   4,785    3,863
Extraordinary item, net of
 income tax benefit of $567....         -     (888)        -        -        -
Net income (loss)..............  $    679  $ 4,303  $(22,836) $ 4,785  $ 3,863
                                 ========  =======  ========  =======  =======
Net income (loss) per share
 before extraordinary item:
 Basic.........................  $   0.08  $  0.69  $  (3.83) $  0.87  $  0.85
                                 ========  =======  ========  =======  =======
 Diluted.......................  $   0.08  $  0.57  $  (3.83) $  0.76  $  0.75
                                 ========  =======  ========  =======  =======

Net income (loss) per share:
 Basic.........................  $   0.08  $  0.64  $  (3.83) $  0.87  $  0.85
                                 ========  =======  ========  =======  =======
 Diluted.......................  $   0.08  $  0.53  $  (3.83) $  0.76  $  0.75
                                 ========  =======  ========  =======  =======


                                     December 31,
                                     1999     1998     1997     1996     1995
                                            (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)..  $(12,910)  $(11,839)  $(12,632)  $23,054  $ 7,671
Total assets...............   114,786    119,104    126,592    32,456   15,929
Total debt.................    49,600     55,700    105,903         -        -
Stockholders' equity.......    58,024     57,277      8,995    28,706   12,812
________

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

FINANCIAL REPORT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORT OF INDEPENDENT ACCOUNTANTS

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     In 1999, net sales of the Company decreased to $51.8 million from $64.4 million in 1998. This decrease was due to lower shipments of IC package interconnect products caused by a continuing sluggish market for its burn-in products and price erosion in certain segments of this market. The Company realized approximately 42% of its net sales in 1999 from products introduced in the last five years. The Company distributes its products through a combination of its own dedicated direct sales force, a worldwide network of manufacturers representatives and authorized distributors. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 25.4%, 21.9% and 35.8% of the net sales of the Company in the years ended December 31, 1999, 1998 and 1997, respectively.

     The following table sets forth the relative percentages of the total net sales of the Company attributable to each of the Company's product categories for the periods indicated.


          Product Categories                      1999     1998     1997
          IC package interconnects...........     64.5%    71.7%    42.3%
          Industrial interconnects...........     14.1     11.4     24.5
          Avionic terminal blocks and sockets     21.4     16.9     33.2
               Total.........................    100.0%   100.0%   100.0%


RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statements of Operations as (1) a percentage of net sales and (2) the percentage period-to-period change in dollar amounts of such items for the periods indicated. The information for 1998 excludes the non-recurring and extraordinary charges related to the Wells acquisition and, in 1997, excludes the effect of the non-recurring charge for purchased in-process research and development. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


                       Year Ended December 31,     Period-to-Period Change
                       -----------------------   ----------------------------
                        1999      1998     1997   1999 vs. 1998  1998 vs. 1997
Revenue............... 100.0%    100.0%   100.0%     (19.5%)         116.1%
Gross profit..........  46.0      57.6     49.3      (35.6)          152.5
Income from operations
 before non-recurring
 and extraordinary
 charges..............  11.4      27.5     29.7      (66.7)           99.5
Interest/other
 income (expense), net  (9.3)    (10.1)     3.2      (45.3)         (789.9)
Net income............   1.3      10.3     20.9      (84.2)            6.5

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

      NET SALES. Net sales decreased 19.5% to $51.8 million for 1999, from $64.4 million for 1998. The decrease was due to lower net sales in the IC package interconnect product lines, which were negatively impacted by several factors in 1999. First, sales volume changes in this segment typically lag the semiconductor industry overall. The worldwide slowdown in the semiconductor industry began to impact the Company's shipments during the second half of 1998. Although the industry began to show signs of a recovery during the second half of 1999, the Company's sales orders did not return to early 1998 levels. Also, in 1999, certain key customers of the Company exited segments of the semiconductor business while others lost market share to their competitors. Finally, the memory burn-in sockets market experienced significant price pressure due to over capacity and an increasing emphasis on low cost, standardized products.

     GROSS PROFIT. Gross profit decreased by $13.2 million or 35.6% in 1999 from $37.1 million in 1998. As a percentage of net sales, gross profit declined to 46% in 1999 from 58% in 1998. The decline in dollar and percentage terms was due to lower sales volume, pricing pressure in certain segments of the IC package interconnect market and a shift in product mix which resulted in a higher percentage of Industrial/Avionics net sales in 1999. As presented in the table above, Industrial/Avionics net sales comprised 35.5% of total net sales in 1999 as compared with 28.3% in 1998.

     OPERATING EXPENSES.   Operating expenses include selling, general and
administrative expenses and costs of product development. Operating expenses decreased by $1.4 million to $13.8 million or 26.6% of net sales in 1999 from $15.2 million or 23.6% of net sales in 1998. The decrease in 1999 was the result of actions taken to reduce expenses in response to lower sales volume. These actions included merging the PCD Control Systems Interconnect division with the Industrial/Avionics division and closing the Pennsylvania sales office during the first quarter of 1999. Cost reductions at the Wells-CTI division instituted during the third and fourth quarters of 1998 together with downsizing of its Japan operations during the third quarter of 1999 also contributed to reduced operating expenses.

    RESTRUCTURING COSTS. In 1999, the Company recorded a charge of $259,000 in connection with its Wells-CTI cost reduction program. During the year, the Pennsylvania stamping facility was closed and operations transferred to Peabody, MA. The Japan subsidiary was downsized and restructure of manufacturing operations was begun as certain assembly operations were transferred from South Bend, IN to Phoenix, AZ. The expenses incurred were for severance payments of $177,000, write-off of fixed assets of $42,000, remodeling of Japanese office of $32,000 and other miscellaneous expenses of $8,000. At December 31, 1999, the only accrued expenses for these restructuring costs were for severance payments in the amount of $48,000. The annualized cost savings from the restructuring program are expected to approximate $1.0 million.

    INTEREST AND OTHER INCOME (EXPENSE). Net interest expense was $4.6 million in 1999 as compared with $10.3 million in 1998. Net interest expense in 1999 includes interest on the Senior Credit Facility of which the balance was reduced by $6.1 million during the year. As more fully discussed below, net interest expense in 1998 includes interest on the Senior Credit Facility in addition to interest costs associated with the Emerson financing. See "Liquidity and Capital Resources."

    PROVISION FOR INCOME TAXES. The effective income tax rates for 1999 and 1998 were 37.0% and 41.9%, respectively. The decrease in the effective rate in 1999 was due to losses incurred by our Wells-CTI Japan operation, which carries a higher effective rate than the combined U.S. federal/state effective rate. In 1998, the Japan operation was profitable.

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

INCOMPLETE TECHNOLOGY UPDATE

     The acquired in-process research and development ("IPR&D") which was expensed in 1997 in connection with the Wells acquisition related to in-process burn-in socket designs and manufacturing process for various next generation high density IC package types. More specifically, there were six projects for dual-sided surface mount ("SO") packages, six for chip scale packages ("CSP"), three for lan grid array ("LGA"), two for ball grid array ("BGA"), two for test sockets and one for a miscellaneous package. Of the six SO projects, four remain active and two were abandoned in 1998. Of the six CSP projects, three remain active, two were postponed and one was abandoned in 1998. Of the three LGA projects, one remains active and two were abandoned in 1998. Of the two BGA projects, both were abandoned in 1998. Of the two test socket projects and the one miscellaneous package project, one remains active and two were abandoned in 1998. Regarding the active projects as a whole, an additional $180,000 and $1,000,000 in capital costs were expended in 1999 and 1998, respectively. For the active projects as a whole, net sales of $1.7 million and $150,000 were generated in 1999 and 1998, respectively. No additional projects other than the ones abandoned in 1998 were abandoned in 1999. Failure to successfully develop the IPR&D projects would negatively impact the Company's future performance and its ability to compete in the burn-in socket market.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in 1999 was $9.4 million, compared to $12.3 million in 1998. These funds were sufficient to meet working capital requirements and to fund capital expenditures of approximately $3.7 million. The Company currently anticipates that its capital expenditures for 2000 will be approximately $4.4 million, which consist primarily of purchased tooling and equipment required to support the Company's business. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

     In December 1997, the Company obtained a Senior Credit Facility for
$90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. The Senior Credit Facility is secured by all of the assets of the Company. In conjunction with the Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc.) each entered into a stock pledge agreement with Fleet and the other lenders pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets with Fleet and other lenders. In August 1998, the Company renegotiated the Senior Credit Facility. As a result, the interest rate premium of 50 basis points charged on approximately $40 million of the Senior Credit Facility was eliminated. According to its terms, the re-negotiated Senior Credit Facility will terminate on or before December 31, 2003. At December 31, 1999 and 1998, borrowings of $49.6 million and $55.7 million were outstanding under the Senior Credit Facility at weighted average interest rates of 7.78 % and 7.60%, respectively.

     The agreement governing the Senior Credit Facility contains numerous financial and operating covenants. Among the operating covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lender, acquire the assets of or ownership interest in, or merge with other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratio, minimum quick ratio, maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, and maximum capital expenditures, during the term of the Senior Credit Facility.

     The Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility. Accordingly, in September 1999, certain covenants were amended by agreement between the Company and its lenders. In March 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. At the same time, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 2000 agreement, the Company issued warrants to its lenders covering a total of 203,949 shares of Common Stock at an exercise price of $4.90 per share. The warrants are only exercisable if the Company does not obtain at least $10 million of subordinated debt or other capital infusions ("Junior Capital") junior to loans under the Senior Credit Facility by June 30, 2000, or by June 30, 2000 has not entered into definitive agreements permitting repayment of amounts outstanding under the Senior Credit Facility by December 31, 2000. In addition, if the Company does not obtain the Junior Capital by April 30, 2000, the Company on May 1, 2000 would pay the lenders a fee of 0.25% of the sum of the total outstanding principal balance under the Term Loan plus the Revolving Credit Loan Commitment. The fee would be payable each quarter thereafter until the Junior Capital is obtained.

     At December 31, 1999, the Company was in compliance with or had obtained waivers for its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would satisfactory to the Company or not disadvantageous to the Company's stockholders.

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

     Subject to the foregoing, the Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through 2000. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders.

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


IMPACT OF THE YEAR 2000

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

     The Company identified its Year 2000 risk in three categories: internal information technology ("IT") systems; internal non-IT systems, including embedded technology such as microcontrollers; and external noncompliance by customers and suppliers.

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

     During 1999, the Company applied the supplemental software Microsoft developed for its Microsoft Windows NT and Microsoft Office applications at no additional cost to the Company.

     INTERNAL NON-IT SYSTEMS, INCLUDING EMBEDDED TECHNOLOGY. During 1999, the Company completed its evaluation of all non-IT systems which included embedded technology such as microcontrollers, and had been in contact with all manufacturers of this equipment. As a result of this evaluation, the Company upgraded its payroll time clocks at the Peabody, Phoenix and South Bend facilities at a cost of approximately $20,000 and also upgraded the Peabody facility's telephone voice mail system at a cost of approximately $6,000.

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. During 1999, the Company contacted its material suppliers, service providers and contractors to determine the extent of the Company's vulnerability to those third parties' failure to remedy their own Year 2000 issues. These suppliers, service providers and contractors have incurred no problems with their own Year 2000 issues that impacted the Company.


ITEM 7A.  MARKET RISK

INTEREST RATE RISK

     PCD is exposed to fluctuations in interest rates in connection with its variable rate term loan. In order to minimize the effect of changes in interest rates on earnings, PCD entered into an interest rate swap that fixed the interest rate on a notional amount of its variable rate term loan. Under the swap agreement, PCD pays a variable rate under LIBOR and receives a fixed rate of 5.72% on a notional amount of $35,000,000. The potential increase in the fair value of its term loan when adjusting for the interest rate swap paying at a fixed rate resulting from a hypothetical 10% decrease in interest rates was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of PCD Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of PCD Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers  LLP

/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 3, 2000, except as to the information included in the fourth paragraph of footnote 9 for which the date is March 6, 2000.

                                   PCD INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             December 31,
                                                           1999        1998
                       ASSETS

Current assets:
  Cash and cash equivalents...........................   $    652    $    852
  Accounts receivable - trade (less
   allowance for uncollectible accounts
   of $367 in 1999 and $319 in 1998)..................      6,831       5,851
  Inventory...........................................      5,479       5,042
  Income tax refund receivable........................      1,416           -
  Prepaid expenses and other current assets...........        674         643
                                                         --------    --------
          Total current assets                             15,052      12,388
Equipment and improvements, net.......................     17,542      18,127
Deferred tax asset....................................     12,258      14,192
Goodwill, net.........................................     55,506      58,592
Intangible assets, net................................     11,418      12,456
Debt financing fees...................................      1,276       1,531
Other assets..........................................      1,734       1,818
                                                         --------    --------
          Total assets................................   $114,786    $119,104
                                                         ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt.....................................   $ 12,000    $  9,700
  Current portion of long-term debt...................      8,800       8,400
  Accounts payable - trade............................      3,972       3,146
  Accrued liabilities.................................      3,190       2,981
                                                         --------    --------
          Total current liabilities...................     27,962      24,227
Long-term debt, net of current portion................     28,800      37,600
                                                         --------    --------
          Total liabilities...........................     56,762      61,827
Commitments and contingencies (Notes 9, 10 and 12)....          -           -
Stockholders' equity:
Preferred stock - $0.10 par value; 1,000,000 shares
  authorized; no shares issued........................
Common stock - $0.01 par value;  25,000,000 shares
  authorized, 8,561,735 and 8,439,682  shares issued
  and outstanding in 1999 and 1998, respectively......         86          84
Additional paid-in capital............................     61,913      61,674
Accumulated deficit...................................     (3,948)     (4,627)
Accumulated other comprehensive income (loss).........        (27)        146
                                                         --------    --------
          Total stockholders' equity..................     58,024      57,277
                                                         --------    --------
          Total liabilities and stockholders' equity..   $114,786    $119,104
                                                         ========    ========

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                                   PCD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                 Years Ended December 31,
                                                 1999      1998      1997

Net sales...................................   $51,838   $64,391  $ 29,796
Cost of sales...............................    27,983    27,331    15,120
                                               -------   -------  --------
  Gross profit..............................    23,855    37,060    14,676
Operating expenses..........................    13,770    15,172     5,816
Restructuring costs.........................       259         -         -
Amortization................................     4,190     4,209         -
Acquired in-process research and development         -         -    44,438
                                               -------   -------  --------
  Income (loss) from operations.............     5,636    17,679   (35,578)
Interest and other income...................        33       421     1,167
Interest expense............................    (4,591)   (9,234)     (227)
                                               -------   -------  --------
  Income (loss) before income taxes.........     1,078     8,866   (34,638)
Provision (benefit) for income taxes........       399     3,675   (11,802)
                                               -------   -------  --------
Net income (loss) before extraordinary item.       679     5,191   (22,836)
Extraordinary item,
  net of income tax benefit of $567 (Note 4)         -      (888)        -
                                               -------   -------  --------
Net income (loss)...........................   $   679   $ 4,303  $(22,836)
                                               =======   =======  ========

Basic earnings (loss) per share:
     Income (loss) before extraordinary item   $  0.08   $  0.69  $  (3.83)
     Extraordinary item.....................         -     (0.12)        -
                                               -------   -------  --------
     Net income (loss)......................   $  0.08   $  0.57  $  (3.83)
                                               =======   =======  ========
Diluted earnings (loss) per share:
     Income (loss) before extraordinary item   $  0.08   $  0.64  $  (3.83)
     Extraordinary item.....................         -     (0.11)        -
                                               -------   -------  --------
     Net income (loss)......................   $  0.08   $  0.53  $  (3.83)
                                               =======   =======  ========
Weighted average number of common and
 common equivalent shares outstanding:
     Basic..................................     8,521     7,487     5,955
                                               =======   =======  ========
     Diluted................................     9,049     8,168     5,955
                                               =======   =======  ========





                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                                   PCD INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                      Accumulated Accumulated
                                      Additional   Retained       Other                      Total
                        Common Stock    Paid-in    Earnings   Comprehensive   Deferred   Stockholders'
                      Shares Par Value  Capital    (Deficit)     Income     Compensation     Equity
Balance,
 December 31, 1996. 5,854,733   $59     $14,838     $13,906          -        $(97)          $28,706
Exercise of
 stock options.....   165,449     1         262                                                  263
Tax benefit
 from stock
 options exercised                          673                                                  673
Amortization of
 deferred
 compensation......                                                             58                58
Issuance of
 stock warrant.....                       2,131                                                2,131
Net (loss).........                     (22,836)                                             (22,836)
                    ---------   ---     -------     -------      -----        ----           -------
Balance,
 December 31, 1997. 6,020,182    60      17,904      (8,930)         -         (39)            8,995
Public stock
 offering, net..... 2,300,000    23      42,439                                               42,462
Exercise of
 stock options.....   119,500     1         149                                                  150
Other comprehensive
 income-cumulative
 translation
 adjustment........                                                146                           146
Tax benefit
 from stock
 options exercised.                         357                                                  357
Valuation of
 stock warrant.....                         820                                                  820
Purchase of
 stock warrant.....                           5                                                    5
Amortization
 of deferred
 compensation......                                                             39                39
Net income.........                       4,303                                                4,303
                    ---------   ---     -------     -------      -----        ----           -------
Balance,
 December 31, 1998. 8,439,682    84      61,674      (4,627)       146           -            57,277
Employee stock
 purchase plan.....     7,053     -          65                                                   65
Exercise of
 stock options.....   115,000     2         135                                                  137
Other comprehensive
 income (loss)
 -cumulative
 translation
 adjustment........                                               (173)                         (173)
Tax benefit
 from stock
 options exercised.                          39                                                   39
Net income.........                                     679                                      679
                    ---------   ---     -------     -------      -----        ----           -------
Balance,
 December 31, 1999. 8,561,735   $86     $61,913     $(3,948)     $ (27)       $  -           $58,024)
                    =========   ===     =======     =======      =====        ====           =======

                    The accompanying notes are an integral part
                     of the consolidated financial statements.
                                     27

                                   PCD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                   Years Ended December 31,
                                                    1999      1998     1997

Cash flows from operating activities:
 Net income (loss)...............................  $  679   $ 4,303  $(22,836)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Acquired in-process research and development...       -         -    44,438
  Depreciation...................................   4,315     3,472     1,530
  Amortization of warrant........................       -     2,917        34
  Amortization of goodwill
   and intangible assets.........................   4,190     4,209         -
  Loss (gain) on disposal of equipment and
   Improvements..................................      19         9        (4)
  Amortization of deferred compensation..........       -        39        58
  Amortization of debt financing fees............     348       269         -
  Tax benefit from stock options exercised.......      39       357       673
  Provision for deferred taxes...................   1,934     1,143   (15,253)
  Changes in operating assets and
   liabilities, net of acquisition of
   Wells Electronics, Inc.:
    Accounts receivable..........................  (1,078)    1,262       888
    Inventory....................................    (363)      (93)     (539)
    Prepaid expenses
     and other current assets....................  (1,418)      949       (68)
    Other assets.................................     (61)     (100)   (1,830)
    Accounts payable.............................     649    (1,448)      479
    Accrued liabilities..........................     116    (4,972)      516
                                                   ------   -------  --------
      Total adjustments..........................   8,690     8,013    30,922
                                                   ------   -------  --------
      Net cash provided by operating activities..   9,369    12,316     8,086
                                                   ------   -------  --------

Cash flows from investing activities:
 Equipment and improvements expenditures.........  (3,703)   (5,827)   (2,531)
 Acquisition of Wells Electronics, Inc.,
  net of cash acquired of $827...................       -         -  (130,357)
                                                   ------   -------  --------
      Net cash used in investing activities......  (3,703)   (5,827) (132,888)
                                                   ------   -------  --------

Cash flows from financing activities:
 Proceeds from issuance of short-term debt.......       -         -    13,000
 Borrowings of short-term debt...................   2,300         -         -
 Payments for short-term debt....................       -    (3,300)        -
 Proceeds from issuance of long-term debt........       -         -    70,000
 Payments for long-term debt.....................  (8,400)  (24,000)        -
 Proceeds from issuance of
  subordinated debenture and warrant.............       -         -    25,000
 Payments for subordinated debenture.............       -   (25,000)        -
 Proceeds from employee stock purchase plan......      65         -         -
 Proceeds from exercise of common stock options..     137       150       263
 Proceeds from issuance of warrant...............       -         5         -
 Proceeds from issuance of common stock, net.....       -    42,462         -
                                                   ------   -------  --------
     Net cash (used in)
      provided by financing activities...........  (5,898)   (9,683)  108,263
                                                   ------   -------  --------
Net decrease in cash.............................    (232)   (3,194)  (16,539)
Effect of exchange rate on cash..................      32        56         -
Cash and cash equivalents at beginning of year...     852     3,990    20,529
                                                   ------   -------  --------
Cash and cash equivalents at end of year.........  $  652   $   852  $  3,990
                                                   ======   =======  ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest....................................  $4,140   $ 7,580  $     20
                                                   ======   =======  ========
     Income taxes................................  $  395   $ 4,793  $  3,049
                                                   ======   =======  ========



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

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents. The Company had all its cash in interest bearing accounts at December 31, 1999 and December 31, 1998.

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

   Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified floating rate of interest times a notional principal amount, and to receive in return an amount equal to the difference between the specified floating rate and the specified fixed rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract is entered into with a major financial institution in order to minimize credit risk. This contract has a term from February 1998 through March 2001. At December 31, 1999, the Company was a variable rate payer of 6.21875% and received a fixed rate of 5.72% on notional amount of $35,000,000. The fair value at December 31, 1999, was a favorable $303,889.

   INVENTORY

   Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market.

   RESEARCH AND DEVELOPMENT

   Research and development costs are charged to expense as incurred.

   NET INCOME (LOSS) PER COMMON SHARE

   The following table reconciles net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share for each of the years ended December 31, 1999, 1998 and 1997.



                                                Net Income          Per Share
                                                  (Loss)     Shares   Amount
For the year ended December 31, 1999
Basic earnings.............................. $    679,000  8,520,670  $ 0.08
Assumed exercise of options (treasury method)           -    528,043       -
                                             ------------  ---------  ------
Diluted earnings............................ $    679,000  9,048,713  $ 0.08
                                             ============  =========  ======


For the year ended December 31, 1998
Basic earnings before extraordinary item.... $  5,191,000  7,486,915  $ 0.69
Assumed exercise of options (treasury method)           -    680,610       -
                                             ------------  ---------  ------
Diluted earnings before extraordinary item.. $  5,191,000  	8,167,525  $ 0.64
                                             ============  =========  ======

Extraordinary item.......................... $   (888,000) 7,486,915  $(0.12)
Assumed exercise of options (treasury method)           -    680,610       -
                                             ------------  ---------  ------
Diluted extraordinary item.................. $   (888,000) 	8,167,525  $(0.11)
                                             ============  =========  ======

Basic earnings.............................. $  4,303,000  	7,486,915  $ 0.57
Assumed exercise of options (treasury method)           -    680,610       -
                                             ------------  ---------  ------
Diluted earnings............................ $  4,303,000  	8,167,525  $ 0.53
                                             ============  =========  ======


For the year ended December 31, 1997
Basic and diluted loss...................... $(22,836,000) 	5,954,657  $(3.83)
                                             ============  =========  ======

   In 1999, 1998 and 1997, anti-dilutive Common Stock equivalents of 125,963, 79,366 and 679,468 shares, respectively, were not included in the calculation of diluted EPS.

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

IMPAIRMENT OF LONG-LIVED ASSETS

   The Company reviews long-lived assets for impairment whenever events of change in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Each impairment test is based on comparison of undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value. No impairment losses have been recognized in any of the periods indicated.

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

NEW ACCOUNTING STANDARDS

   In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is currently evaluating the impact that FAS 133 will have on its future operating performance.


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

5.  INVENTORY:

    Inventory consisted of the following at December 31:

                                                    1999       1998
                                                     (In thousands)
        Raw materials and finished subassemblies   $3,803     $3,536
        Work in process.........................      308         92
        Finished goods..........................    1,368      1,014
                                                   ------     ------
        Total...................................   $5,479     $5,042
                                                   ======     ======


6.  EQUIPMENT AND IMPROVEMENTS:

    Equipment and improvements consisted of the following at December 31:

                                  Estimated Useful
                                    Life In Years            1999       1998
                                                              (In thousands)
      Tools, dies and molds........      5                 $17,123    $13,497
      Machinery and equipment......     10                   6,155      5,732
      Office furniture and fixtures      5                   2,736      1,968
      Computer software............      3                   1,205        383
      Transportation equipment.....      4                     134        237
      Leasehold improvements....... Shorter of lease
                                    term or useful life      1,065        713
                                                           -------    -------
                                                            28,418     22,530
      Less accumulated depreciation                         11,547      7,442
                                                           -------    -------
                                                            16,871     15,088
      Capital expenditures in progress                         671      3,039
                                                           -------    -------
      Equipment and improvements, net                      $17,542    $18,127
                                                           =======    =======


7.  INTANGIBLE ASSETS AND GOODWILL:

    Intangible assets and goodwill consisted of the following at December 31:

                                                      1999       1998
                                                      (In thousands)

      Patented technology..............             $ 3,155    $ 3,155
      Trade names/trademarks...........              10,384     10,384
                                                    -------    -------
        Subtotal.......................              13,539     13,539
        Less accumulated amortization..               2,121      1,083
                                                    -------    -------
          Net intangibles..............             $11,418    $12,456
                                                    =======    =======

      Goodwill.........................             $61,718    $61,718
      Less accumulated amortization....               6,212      3,126
                                                    -------    -------
          Net goodwill.................             $55,506    $58,592
                                                    =======    =======

8.  ACCRUED LIABILITIES:

    Accrued liabilities consisted of the following at December 31:

                                                      1999       1998
                                                      (In thousands)

      Compensation and benefits.............        $ 1,494    $ 1,420
      Professional fees.....................            269        414
      Income taxes payable..................            490          -
      Other.................................            937      1,147
                                                    -------    -------
          Total.............................        $ 3,190    $ 2,981
                                                    =======    =======

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

    In August 1998, the Company renegotiated the Senior Credit Facility. As a result, Term Loan A and Term Loan B were combined into a single term loan. Accordingly, the interest rate premium of 50 basis points charged on Term Loan B was eliminated. According to its terms, the re-negotiated Senior Credit Facility will terminate on or before December 31, 2003. At December 31, 1999 and 1998, borrowings of $49,600,000 and $55,700,000 were outstanding under the Senior Credit Facility at a weighted average interest rate of 7.78% and 7.60%, respectively. The unused portion of the Revolver at December 31, 1999 and 1998 was $8,000,000 and $10,300,000, respectively.

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

    In March 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. In addition, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 2000 agreement, the Company issued warrants to its lenders covering a total of 203,949 shares of Common Stock at an exercise price of $4.90 per share. The warrants are only exercisable if the Company does not obtain at least $10 million of subordinated debt or other capital infusions ("Junior Capital") junior to loans under the Senior Credit Facility by June 30, 2000, or by June 30, 2000 has not entered into definitive agreements permitting repayment of amounts outstanding under the Senior Credit Facility by December 31, 2000. In addition, if the Company does not obtain the Junior Capital by April 30, 2000, the Company on May 1, 2000 would pay the lenders a fee of 0.25% of the sum of the total outstanding principal balance under the Term Loan plus the Revolving Credit Loan Commitment. The fee would be payable each quarter thereafter until the Junior Capital is obtained. At December 31, 1999, the Company was in compliance with or had obtained waivers for its debt covenants.

    Long-term debt consists of the following:

                                                    1999     1998
                                                    (In thousands)
      Total long-term debt..................      $37,600   $46,000
      Less - current portion................        8,800     8,400
                                                  -------   -------
                                                  $28,800   $37,600
                                                  =======   =======

    Maturities of long-term debt are as follows:

         Year Ended December 31,                 Amount
                                             (In thousands)
         2000...............................      8,800
         2001...............................      9,200
         2002...............................      9,600
         2003...............................     10,000
                                                -------
                                                $37,600
                                                =======

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


11. INCOME TAXES:

    The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                          1999       1998      1997
                                                (In thousands)
                 Current
                   Federal............. $(1,271)   $ (220)   $  2,937
                   State...............     111       625         514
                   Foreign.............    (181)    1,560           -
                                        -------    ------    --------
                     Total current.....  (1,341)    1,965       3,451
                                        -------    ------    --------
                 Deferred
                   Federal.............   1,647     1,345     (12,107)
                   State...............     193       (32)     (3,146)
                   Foreign.............    (100)     (170)          -
                                        -------    ------    --------
                     Total deferred....   1,740     1,143     (15,253)
                                        -------    ------    --------
                                        $   399    $3,108    $(11,802)
                                        ========   ======    ========


    The components of the net deferred tax asset consisted of the following at December 31, 1999 and 1998:

                                                     1999      1998
                                                     (In thousands)
       Deferred tax assets (liabilities):
         Difference in accounting for inventory..  $   193   $   154
         Accounts receivable allowances..........       81        87
         Vacation and other accruals.............      357       373
         Net operating loss carryforwards........      416       429
         Foreign Tax Credit carryforward.........      222       156
         Amortization............................     (906)     (565)
         In-process research and development.....   13,312    14,336
         Difference in depreciation methods......   (1,417)     (778)
                                                   -------   -------
           Net deferred tax asset................  $12,258   $14,192
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

    At December 31, 1999 and December 31, 1998, for state tax purposes, the Company has net operating losses of approximately $13,607,000 and $5,945,000, respectively. These losses begin to expire after 2001. In addition, the Company has a foreign tax credit carryforward of approximately $222,000 and $156,000 at December 31, 1999 and December 31, 1998, respectively. These credits begin to expire after 2003. The Company does not provide for U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries as the earnings are considered to be permanently reinvested.

    The analysis of the variance of income taxes as reported from income taxes compiled at the U.S. statutory federal income tax rate for continuing operations is as follows:

                                                   1999     1998       1997
                                                      (In thousands)
      Income taxes at U.S. statutory rate of 34%   $366    $2,520    $(11,777)
      State income taxes........................    177       391      (1,737)
      Benefit of foreign sales corporation......    (91)     (127)         88
      Benefit of foreign tax credits............      -      (156)          -
      Foreign tax rate differential.............    (87)      501           -
      Non-deductible expenditures...............      -         -       1,624
      Other, net................................     34       (21)          -
                                                   ----    ------    --------
                                                   $399    $3,108    $(11,802)
                                                   ====    ======    ========


12. COMMITMENTS AND CONTINGENCIES:

LITIGATION:

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

LEASES:

   The Company leases office and production facilities in Peabody, Massachusetts, South Bend, Indiana, Yokohama, Japan, and Phoenix, Arizona and leases distribution and a technical sales support facility in Northhampton, England. These rentals are subject to escalation in real estate taxes and operating expenses. Rental expense for the years ended December 31, 1999, 1998 and 1997 was $1,116,000, $1,270,000, and $480,000 respectively.

   Minimum future rental commitments under leases with remaining terms in excess of one year are approximately as follows:

              Year Ended December 31,              Amount
                                               (In thousands)
              2000                                 1,035
              2001                                   918
              2002                                   874
              2003                                   879


13. STOCKHOLDERS EQUITY:

STOCK OPTIONS:

    DIRECTORS STOCK PLAN

    The Company's 1996 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on January 30, 1996 and thereafter by the Company's stockholders. Under the Directors Stock Plan, commencing with the 1997 annual meeting of stockholders, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") who has not previously been granted an option to purchase shares of Common Stock will be granted, on the thirtieth day after such meeting, an option to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, on the thirtieth day after such meeting, each outside director will be granted an option at each annual meeting of stockholders to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 36,000 shares of Common Stock are available for awards under the Directors Stock Plan. Each option shall vest 6 months after, and expire 10 years from, the date of grant of such option. As of December 31, 1999, 16,500 shares of the Company's common stock were available for future grants and all of the 19,500 options which are outstanding under the 1996 Directors Stock Plan were exercisable. No options may be granted under the Directors Stock Plan after January 29, 2006.

    1996 STOCK PLAN

    The Company's 1996 Stock Plan was approved by the Board of Directors on January 30, 1996, and thereafter by the Company's stockholders. The 1996 Stock Plan provides for the grant or award of stock options, restricted stock and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1996 Stock Plan may be either incentive stock options or non-qualified options. The 1996 Stock Plan is administered by the Compensation Committee. Subject to the provisions of the 1996 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. While the Committee determines the prices at which options and other Awards may be exercised under the 1996 Stock Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 324,000. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. As of December 31, 1999, 86,500 shares of the Company's common stock were available for future grants and 82,501 of the 231,000 options which are outstanding under the 1996 Stock Plan were exercisable. No awards may be made under the 1996 Stock Plan after January 29, 2006.

    1992 STOCK OPTION PLAN

    The Company's 1992 Stock Option Plan as amended on January 30, 1996 provided for the grant or award of stock options, which may be either incentive stock options or non-qualified stock options to key employees and directors. The Compensation Committee administers the 1992 Stock Option Plan. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. As of December 31, 1999, no shares of the Company's common stock were available for future grants and all 402,850 options outstanding are exercisable.

    The following table summarizes the transactions from these plans:


                                                                Weighted
                                                                 average
                                                  Options     exercise price
                                                  -------     --------------
    Options outstanding at December 31, 1996..    811,299          1.43
      Options exercised.......................   (165,449)         1.59
      Options canceled........................     (4,000)        12.00
      Options granted.........................     78,000         21.08
                                                  -------
    Options outstanding at December 31, 1997..    719,850          3.46
      Options exercised.......................   (119,500)         1.26
      Options canceled........................     (2,000)        21.50
      Options granted.........................     36,500         19.45
                                                  -------
    Options outstanding at December 31, 1998..    634,850          4.74
      Options exercised.......................   (115,000)         1.19
      Options canceled........................    (19,500)        16.78
      Options granted.........................    153,000          8.39
                                                  -------
    Options outstanding at December 31, 1999..    653,350          5.86
                                                  =======

    Summarized information about stock options outstanding at December 31, 1999 is as follows:

                                                                                Exercisable
                                                  Weighted                 ---------------------
                                                  Average      Weighted                 Weighted
                                  Number of      Remaining      Average                 average
       Range of                    options      Contractual    Exercise    Number of    exercise
       Exercise prices           outstanding        Life         Price       Options      price
       ---------------           -----------    -----------    --------    ---------    --------
        $1.15................      306,350          2.81        $ 1.15      306,350      $ 1.15
         1.54-2.08...........       96,500          5.38          1.68       96,500        1.68
         5.88................       60,000          9.83          5.88       15,000        5.88
         7.87-8.37...........       68,000          9.58          8.19       16,750        8.19
         11.00...............        6,000          9.42         11.00        6,000       11.00
         16.12-18.50.........       53,500          8.31         16.75       32,750       16.81
         21.50...............       13,000          8.08         21.50        6,500       21.50
         23.25...............       50,000          8.00         23.25       25,001       23.25

    For the years ended December 31, 1999, 1998 and 1997, options to purchase 504,851, 560,768 shares and 630,685 shares, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through December 26, 2002. The Company recorded deferred compensation of $239,000 for the difference between fair value and exercise price for options granted in 1995 and such deferred compensation was amortized over the option vesting period.

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

    SUPPLEMENTAL DISCLOSURE FOR STOCK BASED COMPENSATION:

    The Company has three stock-based compensation plans, which are described above. In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:


                           1999                        1998                        1997
                --------------------------   -------------------------   -----------------------
                              Net income                  Net income                 Net loss
                              per share                    per share                 per share
                            --------------               -------------             -------------
                Net Income  Basic  Diluted   Net Income  Basic Diluted   Net loss  Basic Diluted
                ----------  -----  -------   ----------  ----- -------   --------  ----- -------
    As reported.   $679     $0.08   $0.08      $4,303    $0.57  $0.53   $(22,836) $(3.83) $(3.83)
    Pro forma...   $323     $0.04   $0.04      $3,898    $0.52  $0.48   $(23,119) $(3.88) $(3.88)

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1999     1998     1997

       Dividend yield..................     None     None     None
       Expected volatility.............     81.6%    61.7%   48.79%
       Risk free interest rate.........     5.62%    5.40%    7.27%
       Expected life (years)...........      5.0      5.0      5.0


    Weighted average fair value of options granted at fair value at date of grant:

                                1997........  $12.73
                                              ======
                                1998........  $12.57
                                              ======
                                1999........  $ 6.26
                                              ======

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. Additional awards in future years are anticipated.


14. PROFIT SHARING PLAN:

    The Company has Employee Savings and Profit Sharing Plans (the "Plans") under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, after reaching the applicable service level, are eligible to participate in the Plans. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount, plus a matching amount provided by the Company, is contributed to the Plan. Company contributions to the Plans for the years ended December 31, 1999, 1998 and 1997 amounted to $210,170 $190,000 and $93,000, respectively.

15. EMPLOYEE STOCK PURCHASE PLAN:

    During 1998, the stockholders of the Company approved the 1998 Employee Stock Purchase Plan (the "1998 Employee Stock Purchase Plan") covering 80,000 shares of the Company's Common Stock. All employees who have completed twelve months of employment, except for those employees who possess at least 5% of the voting power of the Company's Common Stock are entitled, through payroll deductions of amounts up to 10% of his or her salary, to purchase shares of the Company's Common Stock at the lesser of 85% of the market price at the offering date or the offering termination date. In 1999, 7,053 shares were issued and no shares were issued in 1998, leaving 72,947 shares available for future issuance


16.  RESTRUCTURING CHARGE

    During 1999, the Company recorded a charge of $259,000 in connection with the previously announced restructuring program at Wells-CTI. During the year, the Pennsylvania stamping facility was closed with operations transferred to Peabody, MA and the Japan subsidiary of Wells-CTI was downsized. The expenses incurred were for severance payments of $177,000, write-off of fixed assets of $42,000, remodeling of Japanese office of $32,000 and other miscellaneous expenses of $8,000. At December 31, 1999, the only accrued expenses for these restructuring costs were for severance payments in the amount of $48,000.


17. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

    One customer accounted for approximately 17.6% and 15.8% of the Company's net sales in 1999 and 1998, respectively. A second customer accounted for approximately 12.7% of the Company's net sales in 1998 and a third customer counted for approximately 14.5% of net sales of the Company in 1997. A fourth customer accounted for 12.7% of the net sales of the Company in 1997. The Company had export sales of approximately $13,188,000 $13,705,000 and $3,876,000 in 1999, 1998 and 1997, respectively. All export sales are in U.S. dollars. No one country or region (other than the United States) accounted for greater than 10% of net sales.


18. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                              For the Three Months Ended
                                          Apr 3,   Jul 3,   Oct 2,   Dec 31,
                                         (In thousands, except per share data)
       1999
         Net sales...................... $12,633  $13,210  $13,489   $12,506
         Gross profit...................   6,254    6,593    6,305     4,703
         Net income (loss)..............     365      524      282      (492)
         Earnings (loss) per share:
           Basic........................ $  0.04  $  0.06  $  0.03   $ (0.06)
           Diluted...................... $  0.04  $  0.06  $  0.03   $ (0.06)

                                              For the Three Months Ended
                                         Mar 28,   Jul 4,   Oct 3,   Dec 31,
                                        (In thousands, except per share data)
     1998
       Net sales........................ $16,726  $18,553  $15,786   $13,326
       Gross profit.....................   9,485   10,847    9,161     7,567
       Net income (loss)................
         before extraordinary item           (27)   2,317    1,753     1,148
       Extraordinary item, net of taxes.       -     (888)       -         -
       Net income (loss)................     (27)   1,429    1,753     1,148
       Basic earnings (loss) per share:
         Income (loss)
           before extraordinary item.... $     -  $  0.29  $  0.21   $ 0.14
         Extraordinary item............. $     -  $ (0.11) $     -   $    -
         Net income (loss).............. $     -  $  0.18  $  0.21   $ 0.14
       Diluted earnings (loss) per share:
         Income (loss)
           before extraordinary item.... $     -  $  0.27  $  0.19   $ 0.13
         Extraordinary item............. $     -  $ (0.10) $     -   $    -
         Net income (loss).............. $     -  $  0.17  $  0.19   $ 0.13

19.  SEGMENT INFORMATION:

    The Company designs, manufactures and markets electronic connectors for use in IC package interconnect applications, industrial equipment and avionics. The Company has two principal businesses: IC package interconnect segment and industrial and avionics segment. Each of these is a business segment with its respective financial performance detailed in this report. Net income of the two principal businesses excludes the effects of special charges and gains. The results for IC package interconnects include the effects of royalty revenues from IC package-related cross-license agreements. Business assets are the owned or allocated assets used by each business. Included in corporate activities are general corporate expenses, net of elimination of inter-segment transactions, which are generally intended to approximate market prices. Assets of corporate activities include cash, corporate equipment and improvements, net, and Company tax assets.

                                                    1999      1998      1997
                                                         (in thousands)
      SALES:
      Industrial/Avionics....................... $ 18,385  $ 18,214  $ 17,199
      IC Package interconnect...................   33,453    46,177    12,597
                                                 --------  --------  --------
        Totals.................................. $ 51,838  $ 64,391  $ 29,796
                                                 ========  ========  ========

      NET INCOME(LOSS):
      Industrial/Avionics....................... $  2,528  $  2,426  $  2,724
      IC Package interconnect...................   (1,832)    2,866     3,083
      Corporate activities......................      (17)     (101)      414
      Special charges - IC Package interconnect.        -      (888)  (29,057)
                                                 --------  --------  --------
        Totals.................................. $    679  $  4,303  $(22,836)
                                                 ========  ========  ========

      SPECIAL CHARGES:
      Acquired research & development........... $      -  $      -  $ 29,057
      Extraordinary item........................        -       888         -
                                                 --------  --------  --------
        Totals.................................. $      -  $    888  $ 29,057
                                                 ========  ========  ========

      ASSETS:
      Industrial/Avionics....................... $  9,269  $  8,960  $  9,909
      IC Package interconnect...................   90,004   108,521   116,683
      Corporate activities......................   15,513     1,623         -
                                                 --------  --------  --------
        Totals.................................. $114,786  $119,104  $126,592
                                                 ========  ========  ========

       EQUIPMENT AND IMPROVEMENTS:
       Industrial/Avionics...................... $  7,829  $  7,042  $  6,398
       IC Package interconnect..................   19,763    17,522    14,297
       Corporate activities.....................    1,497     1,005         -
                                                 --------  --------  --------
         Totals................................. $ 29,089  $ 25,569  $ 20,695
                                                 ========  ========  ========

       ADDITIONS:
       Industrial/Avionics...................... $    603  $  1,341  $  1,179
       IC Package interconnect..................    2,547     3,550    10,853
       Corporate activities.....................      553       885         -
                                                 --------  --------  --------
         Totals................................. $  3,703  $  5,776  $ 12,032
                                                 ========  ========  ========

       DEPRECIATION:
       Industrial/Avionics...................... $    965  $    843  $    810
       IC Package interconnect..................    3,199     2,588       720
       Corporate activities.....................      151        41         -
                                                 --------  --------  --------
         Totals................................. $  4,315  $  3,472  $  1,530
                                                 ========  ========  ========

       INTANGIBLE ASSETS:
       Industrial/Avionics...................... $      -  $      -  $      -
       IC Package interconnect..................   77,060    75,257    75,257
       Corporate activities.....................        -         -         -
                                                 --------  --------  --------
         Totals................................. $ 77,060  $ 75,257  $ 75,257
                                                 ========  ========  ========

       AMORTIZATION:
       Industrial/Avionics...................... $      -  $      -  $      -
       IC Package interconnect..................    4,190     4,209         -
       Corporate activities.....................        -         -         -
                                                 --------  --------  --------
         Totals................................. $  4,190  $  4,209  $      -
                                                 ========  ========  ========


    The following geographic area data include trade revenues based on product shipment destination and royalty payor per location, and property, plant and equipment based on physical location:

       Geographic area net trade revenue:
       United States............................ $ 38,650  $ 50,682  $ 25,879
       Japan....................................    8,501     1,131         -
       Singapore................................        -     3,573         -
       Rest of world............................    4,687     9,005     3,917
                                                 --------  --------  --------
         Totals................................. $ 51,838  $ 64,391  $ 29,796
                                                 ========  ========  ========

       Geographic area equipment and improvements:
       United States............................ $ 24,975  $ 22,594  $ 18,414
       Japan....................................    4,114     2,975     2,261
       Singapore................................        -         -        20
                                                 --------  --------  --------
         Totals................................. $ 29,089  $ 25,569  $ 20,695
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

                   WELLS ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
     for 53 weeks ended May 3, 1997 and 48 weeks ended April 27, 1996
                      (In thousands, except share data)

                                               Successor          Predecessor
                                              May 3, 1997        April27, 1996
     Net sales...........................        $27,492           $17,998
     Cost of sales.......................         13,181             9,271
                                                 -------           -------
          Gross profit...................         14,311             8,727
     Operating expenses..................          8,758             6,624
                                                 -------           -------
          Income from operations.........          5,553             2,103
     Non-operating income(expense):
     Interest income.....................             11                 6
     Interest expense....................            (93)             (115)
     Royalty income......................            630               844
     Minority interest...................             (6)                -
     Other expense.......................            (23)              (40)
     Foreign exchange gain/(loss)........            264                40
                                                 -------           -------
               Total non-operating income            783               735
                                                 -------           -------
       Income before income taxes........          6,336             2,838
       Provision for income taxes........          1,969               586
                                                 -------           -------
               Net Income................        $ 4,367           $ 2,252
                                                 =======           =======

     Earnings per share..................        $558.08           $287.80
                                                 =======           =======
     Average number of shares............          7,825             7,825
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS

   Set forth below are the executive officers of the Company and their ages as of December 31, 1999 and positions held with the Company, as follows:

             Name           Age                    Position
     ---------------------  ---   ------------------------------------------

     John L. Dwight, Jr...   55   Chairman of the Board, Chief Executive
                                  Officer, President and Director

     Richard J. Mullin....   48   Vice President and President, Wells-CTI
                                  Division

     John T. Doyle........   39   Vice President and General Manager, PCD
                                  Industrial/Avionics Division

     Jeffrey A. Farnsworth   53   Vice President - Sales and Marketing,
                                  Wells-CTI Division

     Roddy J. Powers......   56   Vice President, Operations

     John J. Sheehan III..   43   Vice President, Finance and Administration,
                                  Chief Financial Officer, and Treasurer


   Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when he purchased a controlling interest in PCD. Mr. Dwight was previously Vice President - International of Burndy Corporation, an electronic connector manufacturer. Mr. Dwight has 28 years of management and operating experience in the connector industry.

   Mr. Mullin has served as Vice President and President, Wells - CTI. From June 1993 to December 1997, he was President and Chief Executive Officer of Wells. From May 1983 to June 1993, Mr. Mullin was Executive Vice President and Chief Financial Officer of Wells. Before joining Wells, Mr. Mullin was a CPA with Peat Marwick Mitchell & Co. for nine years.

   Mr. Doyle rejoined PCD as Vice President and General Manager, Industrial/Avionics Division in August 1999. From January 1996 to July 1999, Mr. Doyle held various positions with Thomas & Betts including Vice President
- Worldwide Engineering, VP/GM - Communications Division and VP/GM - Automotive Division. From August 1992 to January 1996, he held positions at Amphenol Corp., RF/Microwave Division as Director of Engineering and Director of Operations. Prior to August 1992, he was VP - Engineering & Quality Assurance at PCD. Mr. Doyle has 18 years of experience in the connector industry.

   Mr. Farnsworth has served as Vice President - Sales and Marketing, Wells - CTI since August 1999. From December 1997 to August 1999, he was Vice President and General Manager - CTI. From October 1993 to December 1997, he was Vice President and General Manager - CTi. Mr. Farnsworth was a founder of Component Technologies, Inc. in 1983, and remained with the Company, in various positions in sales and marketing, following the acquisition of Component Technologies, Inc. by the Company in 1988. Mr. Farnsworth has 23 years of experience in the connector industry.

   Mr. Powers has served as Vice President, Operations since he joined the Company in 1983. Previously, he was the General Manager of the Incon Division of Transitron, which was acquired by PCD.

   Mr. Sheehan joined PCD as Vice President Finance and Administration, Chief Financial Officer and Treasurer in August 1999. From 1997 to 1999 he was Corporate Controller of Sappi Fine Paper North America, a manufacturer and distributor of coated paper for the printing and publishing industry. From 1991 to 1997 he was Corporate Controller of Value Health, Inc. a NYSE - listed specialty health care services company. Mr. Sheehan is a certified public accountant with previous experience as an auditor for PricewaterhouseCoopers, LLP.

DIRECTORS

   For information with respect to the Directors of the Company, see "Election of Directors" in the Proxy Statement (the "2000 Proxy Statement") for the PCD Inc. 2000 Annual Meeting of Stockholders, which portion of the Proxy Statement is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

   Based solely on a review of the copies of such forms and amendments thereto received by the Company, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its officers, directors and shareholders were met.


ITEM 11. EXECUTIVE COMPENSATION

   The information contained under the caption Executive Compensation in the 2000 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained under the caption Security Ownership Of Management and Principal Stockholders in the 2000 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as a part of the Form 10-K Report

     1) Financial Statements

         PCD INC.
           DECEMBER 31, 1999 and 1998
           Report of Independent Accountants
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December
            31, 1999, 1998 and 1997
           Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1999, 1998 and 1997.
           Consolidated Statements of Cash Flows for the years ended December
            31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements

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


3) Listing of Exhibits

   Copies of all exhibits to this Form 10-K (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to John J. Sheehan III, PCD Inc., 2 Technology Drive, Centennial Park, Peabody, MA 01960.

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

  10.37(3) Letter Agreement with Richard J. Mullin, effective December 26, 1997.

  10.38(3) Management Incentive Plan.

  10.39(6) Registrant's Employee Stock Purchase Plan.

  10.40(6) Form of option agreement for the 1998 Employee Stock Purchase Plan.

  10.41(7) First Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           July 31, 1998.

  10.42(7) Second Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           August 31, 1998.

  10.43    Third Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           March 19, 1999.

  10.44    Fourth Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           September 29, 1999.

  10.45   Fifth Amendment to Loan Agreement between Fleet National Bank and other lenders dated
          March 6, 2000.

  10.46   Warrant issued to Fleet National Bank and other lenders under the Senior Credit Facility dated March 6, 2000.

  10.47   Registration Rights Agreement between Fleet National Bank and other lenders under the
          Senior Credit Facility dated March 6, 2000.

  10.48   Executive Separation Benefits Plan effective March 6, 2000.

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

(7) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no.
    0-27744), as filed on March 26, 1999, and is incorporated in this document by reference.

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

  10.48     Executive Separation Benefits Plan effective March 6, 2000.
----------

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


(b)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the fourth quarter of 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PCD INC.

Dated: March 17, 2000                            By: /s/ John L. Dwight, Jr.
                                                     -------------------------
                                                     John L. Dwight, Jr.
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer.


                       POWER OF ATTORNEY AND SIGNATURES

   Each person whose signature appears below hereby authorizes and appoints John L. Dwight, Jr. and John J. Sheehan III, and each of them, with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Form 10-K for the fiscal year ended December 31, 1999. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates, indicated.


Dated: March 17, 2000                            By: /s/ John L. Dwight, Jr.
                                                     -------------------------
                                                     John L. Dwight, Jr.
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer
                                                     (principal executive
                                                      officer)


Dated: March 17, 2000                                /s/ John J. Sheehan III
                                                     -------------------------
                                                     John J. Sheehan III
                                                     Vice President - Finance
                                                     and Administration, Chief
                                                     Financial Officer, and
                                                     Treasurer (principal
                                                     financial and accounting
                                                     officer)


Dated: March 17, 2000                                /s/ Harold F. Faught
                                                     -------------------------
                                                     Harold F. Faught
                                                     Director


Dated: March 17, 2000                                /s/ John E. Stuart
                                                     -------------------------
                                                     John E. Stuart
                                                     Director


Dated: March 17,  2000                               /s/ Theodore C. York
                                                     -------------------------
                                                     Theodore C. York
                                                     Director



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

     NOW THEREFORE, in consideration of the mutual covenants herein contained and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Agent and the Lender hereby agree as follows:

     1. AMENDMENTS TO LOAN AGREEMENT: The Loan Agreement be and hereby is amended in the following respects:

     1. The definition of "EBITDA' appearing in Section 1.1 of the Loan Agreement is hereby deleted in its entirety and the following is substituted therefor:

            "EBITDA' means, for any fiscal period, Net Income (without taking into account any non-cash, nonrecurring charge taken by the Borrower on or before December 31, 1997 on account of in-process research and development) plus to the extent accounted for in Net Income, Interest Expense, taxes, depreciation and amortization, for such period determined on an accrual and consolidated basis, in accordance with GAAP. EBITDA shall be calculated (excluding however, the calculation of EBITDA for the purpose of determining "Excess Cash Flow", in which case, the calculation of EBITDA in the definition of "Excess Cash Flow" shall govern) as follows: for the fiscal quarter of the Borrower ending on March 31, 1998, EBITDA for the Borrower fiscal quarter then ending multiplied by four (4), for the fiscal quarter of the Borrower ending on June 30, 1998, EBITDA for the Borrower fiscal quarter then ending plus EBITDA for the Borrower fiscal quarter immediately preceding such quarter, multiplied by two (2), for the fiscal quarter of the Borrower ending on September 30, 1998, EBITDA for the Borrower fiscal quarter then ending plus EBITDA for the two (2) Borrower fiscal quarters immediately preceding such quarter, multiplied by one and one-third (1.33) and, thereafter, for the rolling four Borrower fiscal quarter period consisting of the Borrower fiscal quarter then ending and the three immediately preceding Borrower fiscal quarters; provided, that for the purposes of Section 5.1.10(A) only, EBITDA shall be calculated for the Borrower fiscal quarter then ending plus EBITDA for the Borrower fiscal quarter immediately preceding such Borrower fiscal quarter; provided, further, that any extraordinary, non-recurring charges incurred by the Borrower during the Borrower's second fiscal quarter in 1998 arising solely in connection with the acquisition by the Borrower of Wells Electronics, Inc. on December 26, 1997 (the "Acquisition") shall not be included in the definition of the term EBITDA for the purposes of calculating the Borrower's financial covenants set forth herein for the Borrower's fiscal quarters ending on March 31, 1999, June 30, 1999 and September 30, 1999, and provided further, that up to $300,000 of cash and non-cash charges in the aggregate incurred or to be incurred by the Borrower to achieve certain cost savings, including, without limitation, restructuring the Wells-CTI assembly operation, reducing Borrower's Japanese operations, closing the Pennsylvania stamping facility and reducing the production costs of memory sockets shall not be included in the definition of EBITDA for the purposes of calculating the Borrower's financial covenants set forth herein for the Borrower's fiscal quarters ending September 30, 1999 and December 31, 1999.

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

                                       PCD, INC.

                                       By: /s/ John J. Sheehan III
--------------------                       -------------------------
                                           John J. Sheehan III
                                           Chief Financial Officer

<EXHIBIT>                                                        EXHIBIT 10.45
                       FIFTH AMENDMENT OF LOAN AGREEMENT

     This FIFTH AMENDMENT OF LOAN AGREEMENT (this "AMENDMENT") is made as of the 6th day of March, 2000 by and among (a) PCD INC., a Massachusetts corporation with a principal place of business at 2 Technology Drive, Peabody, Massachusetts 01960 (the "BORROWER"), (b) FLEET NATIONAL BANK, a national banking association organized under the laws of the United States and having an office at One Federal Street, Boston, Massachusetts 02110 as a Lender and in its capacity as Agent (the "AGENT") for itself, and for each of the other Lenders who now or hereafter become parties to the hereinafter defined Loan Agreement and (c) the other Lenders.

                             W I T N E S S E T H:

     WHEREAS, the Borrower, the Agent and the Lenders are parties to that certain Loan Agreement, dated as of December 26, 1997, as amended by that certain First Amendment of Loan Agreement dated as of July 31, 1998, as further amended by that certain Second Amendment of Loan Agreement dated as of August 31, 1998, as further amended by that certain Third Amendment of Loan Agreement dated as of March 19, 1999 and as further amended by that certain Fourth Amendment of Loan Agreement dated as of September 29, 1999 (as the same may be further amended from time to time, the "LOAN AGREEMENT") pursuant to the terms of which the Lenders made (a) a $50,000,000 Secured Term Loan and
(b) a $20,000,000 Secured Revolving Credit Loan to the Borrower; and

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

     NOW THEREFORE, in consideration of the mutual covenants herein contained and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Agent and the Lender hereby agree as follows:

I.     AMENDMENTS TO LOAN AGREEMENT:     The Loan Agreement be and hereby is
amended in the following respects:

       1. Effective as of the date hereof, the definitions of "SUBORDINATED CREDITOR", "SUBORDINATED DEBT" and "SUBORDINATION AGREEMENT" contained in SECTION 1.1 of the Loan Agreement are amended to read as follows:

            "SUBORDINATED CREDITOR" means each Person now or hereafter lending funds to the Borrower as Indebtedness which is subordinated to the Obligations pursuant to a Subordination Agreement."

            "SUBORDINATED DEBT" means Indebtedness of the Borrower which is incurred pursuant to paragraph 6 of that certain Fifth Amendment of this Agreement dated as of March 6, 2000 and subordinated to the Obligations pursuant to a Subordination Agreement."

            "SUBORDINATION AGREEMENT" means an agreement between the Borrower, the Agent and the Subordinated Creditor providing for subordination of the Subordinated Debt to the Obligations on terms acceptable to the Agent and the Majority Lenders."

     2. Effective as of the date hereof, SECTION 5.1.10(A) of the Loan Agreement is hereby amended to read as follows:

                 SECTION 5.1.10(A).  MINIMUM EBITDA.  Maintain at the
            end of each fiscal quarter of the Borrower set forth below EBITDA of not less than the amount set forth below opposite the fiscal quarter in question, such amount to be the sum of EBITDA for the fiscal quarter in question plus EBITDA for the Borrower's immediately preceding fiscal quarter:

            BORROWER FISCAL QUARTER(S) ENDING          EBITDA
            ---------------------------------        ----------
            March 31, 2000                           $5,750,000
            June 30, 2000                            $7,500,000
            September 30, 2000                       $9,500,000

            This SECTION 5.1.10(A) shall not be applicable after September 30, 2000; provided that in accordance with the Fourth Amendment of this Agreement dated as of September 29, 1999 SECTION 5.1.10 shall be in effect commencing with the Borrower fiscal quarter ending December 31, 2000.

     3. Effective as of the date hereof, SECTION 5.1.12(A) of the Loan Agreement is hereby amended in its entirety to read as follows:

            SECTION 5.1.12(A). MAXIMUM RATIO OF TOTAL INDEBTEDNESS FOR BORROWED MONEY TO EBITDA. Maintain at the end of each fiscal quarter of Borrower in each period set forth below a ratio of (i) total Indebtedness for Borrowed Money of the Borrower and its Subsidiaries on a consolidated basis as of the last day of such fiscal quarter to (ii) EBITDA of less than the ratio set forth below for such period:

           BORROWER FISCAL QUARTER(S) ENDING           RATIO
           ---------------------------------         ---------
           March 31, 2000                            3.75:1.00
           June 30, 2000                             3.50:1.00
           September 30, 2000 and thereafter         3.00:1.00

           ;provided, however, that upon the Borrower's receipt of the proceeds of Subordinated Debt in the outstanding principal amount of at least $10,000,000, the above-referenced maximum ratio shall thereupon and thereafter automatically be 3.00:1.00 and the outstanding principal amount of such Subordinated Debt shall be excluded from the calculation of total Indebtedness for Borrowed Money of the Borrower and its Subsidiaries.

     4. Effective as of the date hereof, SECTION 5.1.24 of the Loan Agreement is amended by changing the ratio for the Borrower fiscal quarter ending March 31, 2000 to 2.75:1.00.

     5. Effective as of the date hereof, the following is hereby inserted as a new SECTION 5.3.3(A) of the Loan Agreement:

            SECTION 5.3.3(A). As soon as is practicable after the end of each month of during the term hereof and in any event within 30 days thereafter, consolidated balance sheets of the Borrower and any Subsidiaries as of the end of such period and the related statements of income and cash flows and shareholders' equity of the Borrower and any Subsidiaries, subject to changes resulting from Year-end adjustments, together, subject to SECTION 5.3.7, with a comparison to the Budget for the applicable period, such balance sheets and statements to be prepared and certified by an Authorized Representative in an Officer's Certificate as having been prepared in accordance with GAAP except for footnotes and year-end adjustments, and to be in form reasonably satisfactory to the Agent;


 II. OTHER AGREEMENTS:
     1. The Borrower hereby acknowledges that, as of December 31, 1999, it was in default of the financial covenants set forth in SECTIONS 5.1.10(A) AND 5.1.12(A) of the Loan Agreement and that such defaults constitute Events of Default under the Loan Agreement. The Borrower represents to the Agent and the Lenders that no further Event of Default existed under the Loan Agreement or any of the other Financing Documents as of December 31, 1999, and that no Event of Default exists under the Loan Agreement or any of the other Financing Documents as of the date hereof. At the request of the Borrower, the Agent and the Lenders hereby waive the Borrower's compliance with such financial covenants; provided, however, that such waiver is granted based upon the assumption that the Borrower's management prepared financial statements sent to the Agent on or about January 27, 2000 (the "MANAGEMENT FINANCIALS") accurately reflect the financial condition of the Borrower in all material respects. To the extent that the Borrower's audited financial statements to be delivered to the Agent pursuant to the terms of the Loan Agreement indicate that the Management Financials are inaccurate in any material manner, the Agent and the Lenders hereby reserve the right to revoke the waiver granted in the first sentence of this paragraph. Such waiver by the Agent and the Lenders is not, nor shall it be construed as, a waiver of any other provision under the Loan Agreement, or any other Default or Event of Default now existing or hereafter occurring thereunder. Except as set forth in Sections 1, 2 and 3 above, nothing herein contained shall be construed to be an amendment of any provision of the Loan Agreement and all of the provisions of the Loan Agreement shall remain in full force and effect, including, without limitation, the provisions of SECTIONS 5.1.10(A) AND 5.1.12(A), as amended hereby. The foregoing waiver shall not entitle the Borrower to any other waiver or consent in any similar or other circumstance.

     2. All references to the Loan Agreement in any of the other Financing Documents are hereby amended to refer to the Loan Agreement as amended by this Amendment.

     3. All of the terms and provisions of this Amendment are hereby incorporated in the Loan Agreement and the Loan Agreement is amended accordingly. In the event that any term or condition contained in this Amendment conflicts with, or is inconsistent with, any provision of the Loan Agreement, as amended hereby, the terms and conditions of this Amendment shall supersede and control. In all other respects, the provisions of the Loan Agreement shall remain in full force and effect, including, without limitation, any and all additional terms and conditions therein which are not in conflict with the provisions of this Amendment.

     4. The Borrower hereby restates and repeats all of the representations, warranties and covenants of the Borrower set forth in the Loan Agreement and each of the other Financing Documents to the same extent as if fully set forth herein and the Borrower hereby certifies that all such representations and warranties are true and accurate as of date hereof.

     5.     The Borrower hereby further represents, warrants and confirms that
(a) all of the Financing Documents and the terms thereof are hereby ratified and confirmed, (b) the Loan Agreement, as amended hereby, and each of the other Financing Documents are all in full force and effect and evidence the valid and binding obligation of Borrower enforceable in accordance with their respective terms, (c) there does not exist (i) any offset or defense against the payment or performance of any of the Indebtedness or Obligations of the Borrower evidenced or secured by the Financing Documents or (ii) any claim or cause of action by the Borrower against the Agent or any Lender and (d) that there are no shareholders or other agreements in effect granting pre-emptive rights with respect to the Borrower's capital stock.

     6. The Borrower hereby further agrees that, in the event that it has not obtained at least $10,000,000 of Subordinated Debt or equity investments, in each case upon terms and conditions reasonably satisfactory to the Agent and the Majority Lenders, the proceeds of which shall be paid upon receipt by the Borrower to the Agent as a mandatory prepayment of the Loans, 50% of said amount to be applied to the installments of the Term Loan in the inverse order of maturity and 50% of said amount to be applied as a prepayment of the Revolving Credit Loan, in all such cases for the account of the Lenders in accordance with their Pro Rata Shares of the Loans being prepaid in each instance (the "JUNIOR CAPITAL") by April 30, 2000, it shall pay the Agent, for the benefit of the Lenders, commencing on May 1, 2000 and continuing on each July 1, October 1, January 1 and April 1 thereafter (each a "PAYMENT DATE"), a fee equal to one quarter of one percent (0.25%) of the sum of (i) the outstanding principal balance of the Term Loan plus (ii) the Revolving Credit Loan Commitment, each as of the day immediately prior to each such Payment Date. The Borrower shall continue to make such payments through and including the Payment Date immediately following the receipt by the Borrower of the Junior Capital but not thereafter. In addition to such payments, the Borrower has issued to the Agent, for the benefit of the Lenders, a warrant to purchase shares of the Borrower's common stock (the "WARRANT"), which warrant shall be in the form attached hereto as EXHIBIT A and shall be exercisable if and only if both of the conditions set forth in the following clauses (a) and (b) have been met: (a) the Borrower has not received the Junior Capital by June 30, 2000 and (b) on or prior to June 30, 2000 the Borrower has not entered into binding and definitive arrangements in form and substance reasonably acceptable to the Agent and the Majority Lenders permitting repayment of the Obligations in full prior to December 31, 2000. In the event that the Warrant is not exercisable on June 30, 2000 because the condition in clause (b) above has been met, this Warrant shall become immediately exercisable on the earlier of (x) December 31, 2000 if the Obligations are not paid in full on or prior to that date and (y) the first Business Day on which the definitive arrangements referred to in clause (b) above are not in full force and effect.

III. CONDITIONS PRECEDENT:
     1. The provisions of this Fifth Amendment of Loan Agreement and the commitment of the Lenders to make any extensions of credit pursuant hereto are subject to the receipt by the Agent, in form and substance approved by the Agent, of the following, all of which shall be due to the Agent prior to the effectiveness of this Fifth Amendment of Loan Agreement except as where otherwise indicated:

            a. This Fifth Amendment of Loan Agreement, duly executed on behalf of the Borrower by an officer of the Borrower so authorized.

            b. The Warrant, duly executed on behalf of the Borrower by an officer of the Borrower so authorized.

            c. Certificates from an officer of the Borrower certifying as to the resolutions of the directors of the Borrower authorizing and approving this Fifth Amendment of Loan Agreement, the Warrant and each of the other documents, instruments and other documents to which the Borrower is a party and certifying as to the names and signatures of each officer of the Borrower authorized to execute and deliver this Fifth Amendment of Loan Agreement, the Warrant and/or such other documents on behalf of the Borrower. The Agent and the Lenders may rely on such officer's certificate until the Agent shall receive a further certificate of the Borrower canceling or amending the signatures of the officers named in such further certificate.

            d. The payment by the Borrower to the Agent of all of the Agent's reasonable fees and out-of-pocket expenses of legal counsel for the Agent incurred in connection with the preparation, negotiation, execution and delivery of this Fifth Amendment of Loan Agreement and each of the agreements, instruments and other documents entered into in connection herewith and therewith.

            e. The payment to the Agent, for the pro rata benefit of the Lenders, of an amendment fee equal to one-half of one percent (0.5%) of the aggregate of the outstanding principal balance of the Term Loan as of the date hereof plus the Revolving Credit Loan Commitment.

                       [SIGNATURES APPEAR ON NEXT PAGE]

      IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written, under seal.

WITNESS:                                  AGENT:


                                          FLEET NATIONAL BANK, as Agent for
                                          the Lenders

                                          By:/s/ Thomas W. Davies
-----------------------------                -------------------------------
                                             Thomas W. Davies
                                             Senior Vice President

                                          LENDERS:


                                          FLEET NATIONAL BANK

                                          By:/s/ Scott D. Wheelock
-----------------------------                -------------------------------
                                             Scott D. Wheelock
                                             Vice President


                                          CITIZENS BANK OF MASSACHUSETTS
                                          (as successor in interest to
State
                                           Street Bank and Trust Company)

                                          By:/s/ Bruce Daniels
-----------------------------                -------------------------------
                                             Bruce Daniels
                                             Vice President


                                          IMPERIAL BANK

                                          By:/s/ William Sweeney
-----------------------------                -------------------------------
                                             William Sweeney
                                             Assistant Vice President


                                          EASTERN BANK

                                          By:/s/ Thomas F. Brady
-----------------------------                -------------------------------
                                             Thomas F. Brady
                                             Vice President


            [SIGNATURE PAGE FOR FIFTH AMENDMENT TO LOAN AGREEMENT]

                                          IBJ WHITEHALL BANK & TRUST COMPANY
                                          (formerly IBJ Schroder Bank & Trust
                                           Company)

                                           By:/s/ Patricia G. McCormack
-----------------------------                 ------------------------------
                                              Patricia G. McCormack
                                              Managing Director


                                           FIRST UNION NATIONAL BANK
                                           (Successor by merger with
                                            CoresStates Bank, N.A.)

                                           By:/s/ Susan T. Vitale
-----------------------------                 ------------------------------
                                              Susan T. Vitale
                                              Assistant Vice President


                                           FIRST SOURCE FINANCIAL LLP

                                           By: FIRST SOURCE FINANCIAL,
                                               INC., its Agent/Manager

                                           By:/s/ Pamela D. Eskra
-----------------------------                 ------------------------------
                                              Pamela D. Eskra
                                              Vice President


                                           BORROWER:

                                           PCD INC.


                                           By:/s/ John L. Dwight, Jr.
-----------------------------                 ------------------------------
                                              John L. Dwight, Jr.
                                              Chairman, CEO

            [SIGNATURE PAGE FOR FIFTH AMENDMENT TO LOAN AGREEMENT]

<EXHIBIT>                                                        EXHIBIT 10.46
                                  EXHIBIT A

                                FORM OF WARRANT

                    THE SECURITIES EVIDENCED BY THIS INSTRUMENT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND HAVE BEEN TAKEN FOR INVESTMENT PURPOSES ONLY, AND NOT WITH A VIEW TO THE DISTRIBUTION THEREOF, AND SUCH SECURITIES MAY NOT BE SOLD, PLEDGED OR TRANSFERRED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT COVERING SUCH SECURITIES OR THE COMPANY RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE COMPANY), REASONABLY SATISFACTORY IN FORM AND CONTENT TO THE COMPANY, STATING THAT SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE ACT.

                                   PCD INC.

      (Incorporated under the laws of The Commonwealth of Massachusetts)

                                   WARRANT

No. W-_

                   To Purchase ______ Shares of Common Stock


     This is to certify that, for value received, [   ] or any subsequent
holder hereof (collectively, the "HOLDER"), is entitled to purchase from PCD INC. a Massachusetts corporation (the "COMPANY"), in whole or in part, at an exercise price of $4.9032 per share, subject to adjustment as hereinafter provided (the "Exercise Price"), at any time during the Exercise Period, as
defined below, [   ] of fully paid and non-assessable shares of the Common
Stock $0.01 par value, of the Company (the "COMMON STOCK"). This Warrant and any other warrants issued as provided herein, are hereinafter collectively referred to as the "WARRANT" or as the "WARRANTS" and all shares of Common Stock and other securities purchased or purchasable upon exercise of this Warrant are hereinafter collectively referred to as "WARRANT SHARES." The number of shares of Common Stock and the Exercise Price are subject to adjustment as hereinafter set forth. Capitalized terms used herein and not expressly defined herein shall have the meanings assigned thereto in that certain Loan Agreement dated as of December 26, 1997 by and among the Agent, the Company and the therein defined Lenders, as amended, modified or restated from time to time (as amended, modified or restated, the "LOAN AGREEMENT").

     SECTION 1.     EXERCISE OF WARRANT.

     1.1. TIME AND MANNER OF EXERCISE. This Warrant may be exercised by the Holder hereof, in whole or in part, if and only if both of the conditions set forth in the following clauses (a) and (b) have been met: (a) the Holder has not received the Junior Capital (as such term is defined in the Loan Agreement by June 30, 2000 and (b) on or prior to June 30, 2000 the Company has not entered into binding and definitive arrangements in form and substance reasonably acceptable to the Agent and the Majority Lenders (as such terms are defined in the Loan Agreement) permitting repayment of the Obligations (as such term is defined in the Loan Agreement) in full prior to December 31, 2000. In the event that the Warrant is not exercisable on June 30, 2000 because the condition in clause (b) above has been met, this Warrant shall become immediately exercisable on the earlier of (x) December 31, 2000 if the Obligations are not paid in full on or prior to that date and (y) the first Business Day on which the definitive arrangements referred to in clause (b) above are not in full force and effect during the Exercise Period (as such term is hereinafter defined) by surrender of this Warrant, with the form of subscription attached hereto (the "SUBSCRIPTION") completed and duly executed by such Holder, to the Company at its principal office at 2 Technology Drive, Peabody, Massachusetts 01960, or at such other address as the Company may designate by notice in writing to the Holder hereof at the address of such Holder on the books of the Company. As used herein, the term "EXERCISE PERIOD" shall mean the period commencing on June 30, 2000 and ending at 6:00 p.m. (Eastern Time) on June 30, 2010. If the last day for the exercise of this Warrant shall not be a Business Day, then this Warrant may be exercised on the next succeeding day which is a Business Day. All Warrants surrendered for exercise shall be canceled.

     1.2. PAYMENT. Payment in an amount equal to the product of (a) the number of shares of Common Stock designated in the Subscription, times (b) the Exercise Price shall be due to the Company, in cash or by certified or official bank check payable to the Company within five (5) Business Days after the date of exercise.

     1.3 NET ISSUE ELECTION. The Holder hereof may elect to receive, without the payment by such Holder of any additional consideration, shares of Common Stock equal to the value of this Warrant or any portion hereof by the surrender of this Warrant or such portion to the Company, with the form of net issue subscription attached hereto duly executed by such Holder, at the office of the Company. Thereupon, the Company shall issue to such Holder such number of fully paid and nonassessable shares of Common Stock as is computed using the following formula:

                          X = Y (A-B)
                              -------
                                 A

     where:

     X = the number of shares to be issued to such Holder pursuant to this Section.

     Y = the number of shares covered by this Warrant in respect of which the net issue election is made pursuant to this Section.

     A = the fair market value of one share of Company Common Stock, as determined in accordance with the following provisions, as at the time the net issue election is made pursuant to this Section.

     B = the Exercise Price in effect under this Warrant at the time the net issue election is made pursuant to this Section.

          For purposes of this Section, "FAIR MARKET VALUE" of one share of Common Stock shall be the average of the daily closing prices for a share of Common Stock on the five (5) consecutive trading days commencing immediately before the date of determination of such fair market value. The closing price for each day shall be: (i) if the Common Stock shall be listed or admitted to trading on any national securities exchange, the average of the last reported sales prices on the specified days (or if there is no reported sale on any such trading date, the average of the closing bid and asked prices on such trading date); (ii) if the Common Stock is not traded or admitted to trading on any national securities exchange, the closing price, if reported, or if the closing price is not reported, the average of the closing bid and asked prices, as reported by the Nasdaq National Market or similar source or, if no such source exists, as furnished by two members of the National Association of Securities Dealers, Inc., selected by the Company for that purpose, on the specified dates; or (iii) if the Common Stock is not traded or admitted to trading on any national securities exchange or Nasdaq National Market, the Fair Market Value of such shares on such dates as determined in good faith by the Company's Board of Directors or, at the request of Lenders holding a majority of the dollar amount of any of the Company's outstanding indebtedness incurred pursuant to the Loan Agreement on the date of such request, by an independent appraiser reasonably acceptable to such Lenders at the Company's expense. In the event that clause (iii) in the immediately preceding sentence is applicable, the Board of Directors of the Company shall promptly respond in writing to an inquiry by the Holder hereof as to the fair market value of one share of Common Stock. The Fair Market Value of the Common Stock shall be determined on a going concern basis, without any discount for (i) lack of liquidity or (ii) based upon the sale of a minority interest.

     1.4 WHEN EXERCISE EFFECTIVE. Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the Business Day on which this Warrant shall have been surrendered to the Company as provided in subsection 1.1, and at such time the person or persons in whose name or names any certificate or certificates for shares of Common Stock (or of the other securities or property to which such Holder is entitled upon such exercise in accordance with the terms hereof) shall be issuable upon such exercise as provided in subsection 1.2 or 1.3, as the case may be, shall be deemed to have become the Holder or Holders of record thereof.

     1.5 DELIVERY OF STOCK CERTIFICATES, ETC. As soon as practicable after the exercise of this Warrant, in whole or in part, and in any event within 10 days thereafter, the Company at its expense will cause to be issued in the name of and delivered to the Holder hereof, or as such Holder may direct:

     (a) a certificate or certificates for the number of full shares of Common Stock to which such Holder shall be entitled upon such exercise plus, in lieu of any fractional share to which such Holder would otherwise be entitled, cash in an amount equal to the same fraction of the Exercise Price of one full share of Common Stock, which shall be paid to the Holders thereof on the Business Day next preceding the date of such exercise;

     (b) in case such exercise is in part only, a new Warrant or Warrants of like tenor, for the number of shares of Common Stock in respect of which this Warrant shall not have been exercised;

     (c) each certificate representing shares of Common Stock issued upon exercise of this Warrant shall be stamped or otherwise imprinted with a legend substantially in the following form (in addition to, or in combination with, any other legend required under applicable state securities law and agreements or by-law provisions relating to the transfer of the Company's securities):

               THE SHARES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND HAVE BEEN TAKEN FOR INVESTMENT PURPOSES ONLY, AND NOT WITH A VIEW TO THE DISTRIBUTION THEREOF, AND SUCH SECURITIES MAY NOT BE SOLD, PLEDGED OR TRANSFERRED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT COVERING SUCH SECURITIES OR THE COMPANY RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE COMPANY), REASONABLY SATISFACTORY IN FORM AND CONTENT TO THE COMPANY, STATING THAT SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE ACT.

     1.6 TAXES. The issuance of certificates for shares of Common Stock upon the exercise of this Warrant shall be made without charge to the Holder of this Warrant or Common Stock, as applicable, and the Company shall pay any transfer tax or other governmental charge including any tax payable upon the issuance of stock deliverable upon the exercise of any Warrant that may be imposed or required by law upon any transfer incidental or prior thereto.

     SECTION 2.     INVESTMENT REPRESENTATIONS.

     The Holder hereof represents and warrants to the Company with respect to such Holder's acquisition of this Warrant that such Holder is experienced in evaluating and investing in high technology companies such as the Company. Each Lender has made additional representations and warranties to the Company in the Loan Agreement concerning its interest in this Warrant. The Holder hereof understands that this Warrant (and the Common Stock issuable upon exercise of this Warrant) to be purchased by such Holder have not been registered under the Securities Act of 1933, as amended, or any similar Federal statute, and the rules and regulations of the Securities and Exchange

Commission, or any other Federal agency at the time administering the Securities Act of 1933, as amended (the "SECURITIES ACT") by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. The Holder further understands that neither this Warrant nor the Common Stock issuable upon the exercise of this Warrant may be offered, sold or otherwise transferred, pledged or hypothecated unless or until this Warrant or the Common Stock issuable upon the exercise of this Warrant, as the case may be, is registered under the Securities Act or an exemption form such registration is available. The Holder hereof has had an opportunity to discuss the Company's business, management and financial affairs with the Company's management and to obtain any additional information necessary to verify the accuracy of the information given to such Holder. The Holder hereof represents that such Holder is an accredited investor under Rule 501(a) of Regulation D of the Securities Act and that such Holder is able to bear the economic risk of such Holder's investment in the Company contemplated hereby.

     SECTION 3. MAINTENANCE OF WARRANT REGISTER; ASSIGNMENT AND TRANSFER AND REPLACEMENT.

     3.1 REGISTERED HOLDERS. The Company will maintain a register containing the name and address of the Holder of this Warrant. The "registered Holder" of this Warrant shall be the person in whose name such Warrant is registered in said warrant register. Any registered Holder of this Warrant may change such Holder's address as shown on the warrant register by written notice to the Company requesting such change. Any notice or written communication required or permitted to be given to the registered Holder of this Warrant shall be mailed, by certified or registered mail, return receipt requested, postage prepaid, or delivered to such registered Holder at its address as shown on the warrant register.

     3.2 ASSIGNMENT AND TRANSFER OF THE WARRANT. On the basis of the foregoing representations set forth in Section 2 above, this Warrant has not been registered under the Securities Act, and neither this Warrant nor the rights evidenced hereby shall be assigned, pledged, transferred or otherwise disposed of unless either (a) this Warrant first shall have been registered under the Securities Act, or (b) the Company first shall have been furnished with an opinion of legal counsel reasonably satisfactory to the Company stating that such sale or transfer is an exempted transaction under the Securities Act and, unless such opinion states that such Warrant may be transferred by the transferee immediately after acquisition without registration under the Securities Act, a written agreement by the transferee thereof not to sell or transfer such Warrant without complying with the requirements provided for in this subsection 3.2. Upon surrender of this Warrant to the Company for transfer as an entirety by the registered Holder (as permitted by this Section) at the offices of the Company referred to in
Section 1.1 hereof, with the form of assignment attached hereto completed and duly executed by the registered Holder, the Company shall, at the Company's expense, issue a new Warrant of the same denomination to the assignee.

     3.3 REPLACEMENT. In case this Warrant shall be mutilated, lost, stolen, or destroyed, the Company shall issue a new Warrant of like tenor and denomination and deliver the same (a) in exchange and substitution for and upon surrender and cancellation of the mutilated Warrant, or (b) in lieu of the

Warrant lost, stolen or destroyed, upon receipt of (i) a reasonably detailed affidavit with respect to the circumstances of any loss, theft or destruction, and (ii) an indemnity reasonably satisfactory to the Company.

     SECTION 4. ADJUSTMENT OF STOCK ISSUABLE UPON EXERCISE.

     4.1     SALE OF SHARES BELOW EXERCISE PRICE.

             (a) If at any time or from time to time the Company issues or sells, or is deemed by the provisions of this Section 4.1 to have issued or sold, Additional Shares of Common Stock (as hereinafter defined), other than as a dividend or other distribution on any class of stock as provided in
Section 4.2 and other than upon a subdivision or combination of shares of Common Stock as provided in Section 4.3, for an Effective Price (as hereinafter defined) less than $4.9032 or, if an adjustment in the Pro Forma Purchase Price (as hereinafter defined) has theretofore been made, then less than the existing Pro Forma Purchase Price, then and in each such case:

             (i) the Holder of this Warrant shall be entitled to receive, in lieu of the number of shares theretofore receivable upon the exercise of this Warrant, a number of shares of Common Stock determined by (i) dividing $4.9032 (which amount shall not be subject to adjustment) by the existing Pro Forma Purchase Price as adjusted as a result of such issue or sale (as provided below), and
                     (ii) multiplying the resulting quotient by the number of shares of Common Stock called for on the face of this Warrant (as the same may have been previously adjusted); and

             (ii) the then existing Pro Forma Purchase Price shall be reduced to a price determined by multiplying that Pro Forma Purchase Price by a fraction (i) the numerator of which shall be (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale, plus (b) the number of shares of Common Stock which the aggregate consideration received (or by the express provisions hereof deemed to have been received) by the Company for the total number of Additional Shares of Common Stock so issued would purchase at such Pro Forma Purchase Price, and (ii) the denominator of which shall be the number of shares of Common Stock outstanding immediately after giving effect to such issue of Additional Shares of Common Stock.

             (b) For the purpose of making any adjustment required under this Section 4.1, the consideration received by the Company for any issue or sale of securities shall (i) to the extent it consists of cash, be computed at the amount of cash received by the Company, (ii) to the extent it consists of property other than cash, be computed at the fair value of that property as determined in good faith by the Board of Directors of the Company (the "BOARD") or, at the request of Lenders holding a majority of the dollar amount of any of the Company's outstanding indebtedness incurred pursuant to the Loan Agreement on the date of such request, by an independent appraiser reasonably acceptable to such Lenders at the Company's expense, and (iii) if

Additional Shares of Common Stock, Convertible Securities (as hereinafter defined) or rights or options to purchase either Additional Shares of Common Stock or Convertible Securities are issued or sold together with other stock or securities or other assets of the Company for a consideration which covers both, be computed as the portion of the consideration so received that may be reasonably determined in good faith by the Board to be allocable to such Additional Shares of Common Stock, Convertible Securities or rights or options or, at the request of Lenders holding a majority of the dollar amount of any of the Company's outstanding indebtedness incurred pursuant to the Loan Agreement on the date of such request, by an independent appraiser reasonably acceptable to such Lenders at the Company's expense.

             (c)     For the purpose of the adjustment required under this
Section 4.1, if the Company issues or sells any rights or options for the purchase of, or stock or other securities convertible into or exchangeable for, Additional Shares of Common Stock (such convertible or exchangeable stock or securities being hereinafter referred to as "CONVERTIBLE SECURITIES") and if the Effective Price (as hereinafter defined) of such Additional Shares of Common Stock is less than the Pro Forma Purchase Price then in effect, then in each case the Company shall be deemed to have issued at the time of the issuance of such rights or options or Convertible Securities the maximum number of Additional Shares of Common Stock issuable upon exercise, conversion or exchange thereof and to have received as consideration for the issuance of such shares an amount equal to the total amount of the consideration, if any, received by the Company for the issuance of such rights or options or Convertible Securities, plus, in the case of such rights or options, the minimum amounts of consideration, if any, payable to the Company upon the exercise of such rights or options, plus, in the case of Convertible Securities, the minimum amounts of consideration, if any, payable to the Company (other than by cancellation of liabilities or obligations evidenced by such Convertible Securities) upon the conversion or exchange thereof No further adjustment of the Pro Forma Purchase Price, adjusted upon the issuance of such rights, options or Convertible Securities, shall be made as a result of the actual issuance of Additional Shares of Common Stock on the exercise of any such rights or options or the conversion or exchange of any such Convertible Securities. If any such rights or options or the conversion or exchange privilege represented by any such Convertible Securities shall expire without having been exercised, the Pro Forma Purchase Price adjusted upon the issuance of such rights, options or Convertible Securities shall be readjusted to the Pro Forma Purchase Price which would have been in effect had an adjustment been made on the basis that the only Additional Shares of Common Stock so issued were the Additional Shares of Common Stock, if any, actually issued or sold on the exercise of such rights or options or rights of conversion or exchange of such Convertible Securities, and such Additional Shares of Common Stock, if any, were issued or sold for the consideration actually received by the Company upon such exercise, if any, plus the consideration, if any, actually received by the Company for the granting of all such rights or options, whether or not exercised, or, if applicable, the consideration actually received by the Company for issuing or selling the Convertible Securities actually converted or exchanged, plus the consideration, if any, actually received by the Company (other than by cancellation of liabilities or obligations evidenced by such Convertible Securities) on the conversion or exchange of such Convertible Securities.

             (d)     For the purpose of the adjustment required under this
Section 4.1, if the Company issues or sells, or is deemed by the provisions of this subsection to have issued or sold, any rights or options for the purchase of Convertible Securities and if the Effective Price of the Additional Shares of Common Stock underlying such Convertible Securities is less than the Pro Forma Purchase Price then in effect, then in each such case the Company shall be deemed to have issued at the time of the issuance of such rights or options the maximum number of Additional Shares of Common Stock issuable upon conversion or exchange of the total amount of Convertible Securities covered by such rights or options and to have received as consideration for the issuance of such Additional Shares of Common Stock an amount equal to the amount of consideration, if any, received by the Company for the issuance of such rights or options, plus the minimum amounts of consideration, if any, payable to the Company upon the exercise of such rights or options and plus the minimum amount of consideration, if any, payable to the Company (other than by cancellation of liabilities or obligations evidenced by such Convertible Securities) upon the conversion or exchange of such Convertible Securities. No further adjustment of the Pro Forma Purchase Price, adjusted upon the issuance of such rights or options, shall be made as a result of the actual issuance of the Convertible Securities upon the exercise of such rights or options or upon the actual issuance of Additional Shares of Common Stock upon the conversion or exchange of such Convertible Securities. The provisions of paragraph (3) above for the readjustment of the Pro Forma Purchase Price upon the expiration of rights or options or the rights of conversion or exchange of Convertible Securities shall apply mutatis mutandis to the rights, options and Convertible Securities referred to in this paragraph (d).

             (e) "ADDITIONAL SHARES OF COMMON STOCK" shall mean all shares of Common Stock issued by the Company on or after the date of this Warrant, whether or not subsequently reacquired or retired by the Company, other than
(i) shares of Common Stock issued upon exercise of the Warrants, (ii) shares of Common Stock issued upon exercise of the Common Stock Purchase Warrant dated December 26, 1997 for the purchase of up to 525,000 additional shares of Common Stock issued to Emerson, (iii) shares of Common Stock issued to holders of options to purchase Common Stock of the Company that are outstanding on the date of this Warrant, (iv) shares of Common Stock issued pursuant to, or options granted under, any of the Company's 1992 Stock Option Plan, 1996 Stock Plan, 1996 Eligible Directors Plan or 1998 Employee Stock Purchase Plan, (v) up to a maximum of 669,500 shares of Common Stock issued or issuable to officers, employees or directors of, or consultants to, the Company, pursuant to any agreement, plan or arrangement approved by the board of directors, provided, however, that the aggregate Common Stock issued or issuable pursuant to paragraphs (iv) and (v) above shall not exceed 15% of the issued and outstanding shares of Common Stock (on a Fully-Diluted Basis, as defined below), (vi) shares of Common Stock issued to strategic partners or licensors in connection with specific strategic relationships or license agreements,
(vii) shares of Common Stock, or warrants to purchase shares of Common Stock, issued in connection with equipment leases and (viii) shares of Common Stock issued as a stock dividend for purposes of effecting a stock split or upon any other stock split or other subdivision or combination of shares of Common Stock. For the purposes of this paragraph, "FULLY-DILUTED BASIS" means the number of shares of Common Stock that would be issued and outstanding at any time if all Convertible Securities then exercisable were converted into Common Stock.

             (f) The "EFFECTIVE PRICE" of Additional Shares of Common Stock shall mean the quotient determined by dividing the total number of Additional Shares of Common Stock issued or sold, or deemed to have been issued or sold by the Company under this Section 4.1, into the aggregate consideration received, or deemed to have been received, by the Company for such issue under this Section 4.1, for such Additional Shares of Common Stock.

             (g) Any reduction in the conversion price of any Convertible Security, whether outstanding on the date of this Warrant or thereafter, or the subscription price of any option, warrant or right to purchase Common Stock or any Convertible Security (whether such option, warrant or right is outstanding on the Issue Date or thereafter), to an Effective Price less than the then Pro Forma Purchase Price shall be deemed to be an issuance of such Convertible Security and the issuance of all such options, warrants or subscription rights, and the provisions of this Section 4.1 shall apply thereto mutatis mutandis.

             (h) DILUTION IN CASE OF OTHER STOCK OR SECURITIES. In case any shares of stock or other securities, other than Common Stock of the Company, shall at the time be receivable upon the exercise of this Warrant, and in case any additional shares of such stock or any additional such securities (or any stock or other securities convertible into or exchangeable for any such stock or securities) shall be issued or sold for a consideration per share such as to dilute the purchase rights evidenced by this Warrant, then and in each such case the Pro Forma Purchase Price shall forthwith be adjusted, substantially in the manner provided for above in this Section 4.1, so as to protect the Holder of this Warrant against the effect of such dilution.

             (i) RECORD DATE DEEMED DATE OF ISSUANCE. In case the Company shall take a record of the Holders of shares of its stock of any class for the purpose of entitling them (i) to receive a dividend or a distribution payable in Common Stock or in Convertible Securities, or (ii) to subscribe for, purchase or otherwise acquire Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the Additional Shares of Common Stock issued or sold or deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution, or the date of the granting of such rights of subscription, purchase or other acquisition, as the case may be.

     4.2 ADJUSTMENT FOR CERTAIN DIVIDENDS AND DISTRIBUTIONS. If the Company at any time or from time to time makes, or fixes a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in additional shares of Common Stock, then and in each such event:

             (a) the Pro Forma Purchase Price then in effect shall be decreased as of the time of such issuance or, in the event such record date is fixed, as of the close of business on such record date, by multiplying the Pro Forma Purchase Price then in effect by a fraction (i) the numerator of which is the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date, as the case may be, and (ii) the denominator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date, as the case may be, plus the number of shares of Common Stock issuable in payment of such dividend or distribution; provided, however, that if such record date is fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed therefor, the Pro Forma Purchase Price shall be recomputed accordingly as of the close of business on such record date, and thereafter the Pro Forma Purchase Price shall be adjusted pursuant to this Section 4.2) as of the time of actual payment of such dividends or distributions; and

             (b) the number of shares of Common Stock theretofore receivable upon the exercise of this Warrant shall be increased, as of the time of such issuance or, in the event such record date is fixed, as of the close of business on such record date, in inverse proportion to the decrease in the Pro Forma Purchase Price.

     4.3. STOCK SPLIT AND REVERSE STOCK SPLIT. If the Company at any time or from the to time effects a stock split or subdivision of the outstanding Common Stock (by stock dividend or otherwise), the Pro Forma Purchase Price then in effect immediately before that stock split or subdivision shall be proportionately decreased and the number of shares of Common Stock theretofore receivable upon the exercise of this Warrant shall be proportionately increased. If the Company at any time or from time to time effects a reverse stock split or combines the outstanding shares of Common Stock into a smaller number of shares, the Pro Forma Purchase Price then in effect immediately before that reverse stock split or combination shall be proportionately increased and the number of shares of Common Stock theretofore receivable upon the exercise of this Warrant shall be proportionately decreased. Each adjustment under this Section 4.3 shall become effective at the close of business on the date the stock split, subdivision, reverse stock split or combination becomes effective.

     4.4. NO DILUTION OR IMPAIRMENT. The Company will not, by amendment of its certificate of incorporation or through reorganization, consolidation, merger, dissolution, issue or sale of securities, sale of assets or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Warrants, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holders of the Warrants against dilution or other impairment. Without limiting the generality of the foregoing, the Company (a) will not increase the par value of any share of stock receivable upon the exercise of the Warrants above the amount payable therefor upon such exercise, and (b) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares upon the exercise of all Warrants at the time outstanding.

     4.5. ACCOUNTANTS' CERTIFICATE AS TO ADJUSTMENT. In each case of an adjustment in the number of shares of Common Stock or the number or type of other stock, securities or property receivable on the exercise of the Warrants, the Company at its expense shall cause independent public accountants of recognized standing selected by the Company (who may be the independent public accountants then auditing the books of the Company) to compute such adjustment in accordance with the terms of the Warrants and prepare a certificate setting forth such adjustment and showing in detail the facts upon which such adjustment is based, including a statement of (a) the consideration received or to be received by the Company for any Additional Shares of Common Stock issued or sold or deemed to have been issued or sold,
(b) the number of shares of Common Stock outstanding or deemed to be outstanding, and (c) the Pro Forma Purchase Price. The Company will forthwith mail a copy of each such certificate to each Holder of a Warrant at the time outstanding.

     4.6.     Notices of Record Date:     In case:

             (a) the Company shall take a record of the Holders of its Common Stock (or other stock or securities at the time receivable upon the exercise of the Warrants) for the purpose of entitling them to receive any dividend or other distribution, or any right to subscribe for or purchase any shares of stock of any class or any other securities, or to receive any other right, or

             (b) of any capital reorganization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation, or any conveyance of all or substantially all of the assets of the Company to another corporation, or

             (c) of any voluntary dissolution, liquidation or winding-up of the Company, then, and in each such case, the Company will mail or cause to be mailed to each Holder of a Warrant at the time outstanding a notice specifying, as the case may be, (i) the date on which a record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right, or (ii) the date on which such reorganization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding-up is expected to take place, and the time, if any is to be fixed, as of which the Holders of record of Common Stock (or such stock or securities at the time receivable upon the exercise of the Warrants) shall be entitled to exchange their shares of Common Stock (or such other stock or securities) for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding-up. Such notice shall be mailed at least 30 days prior to the date specified in the notice on which any such action is to be taken.

     4.7. STOCK PURCHASE RIGHTS. If at any time or from time to time, the Company grants or issues to the record holders of the Common Stock any options, warrants or subscription rights (collectively, the "STOCK PURCHASE RIGHTS") entitling a such holder to purchase Common Stock or any security convertible into or exchangeable for Common Stock or to purchase any other stock or securities of the Company, upon exercise hereof the Holder shall be entitled to acquire, upon the terms applicable to such Stock Purchase Rights, the aggregate Stock Purchase Rights which the Holder could have acquired if the Holder had been the record Holder of the maximum number of shares of Common Stock issuable upon exercise of this Warrant on the record date for such grant or issuance of such Stock Purchase Rights.

     4.8. GENERAL; PRO FORMA PURCHASE PRICE. The number of shares of Common Stock which the Holder of this Warrant shall be entitled to receive upon the exercise hereof shall be determined by multiplying the number of shares of Common Stock which would otherwise (but for the provisions of this Section 4) be issuable upon such exercise, as designated by the Holder hereof pursuant to Section 1.1, by the quotient determined by dividing $4.9032 by the Pro Forma Purchase Price, as defined below in this Section 4.8, in effect on the date of such exercise. The "PRO FORMA PURCHASE PRICE" per share of Common Stock shall initially be $4.9032 and shall be adjusted and readjusted from time to time as provided in this Section 4 (and, as so adjusted or readjusted, shall remain in effect until a further adjustment or readjustment thereof is required by this Section 4).

     4.9. ADJUSTMENTS FOR CONSOLIDATION, MERGER, SALE OF ASSETS, REORGANIZATION, ETC. If the Company effects a capital reorganization or reclassification of the stock of the Company (other than a change in par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or the consolidation or merger of the Company with or into another person (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any change in the Common Stock), or sells or otherwise disposes of all or substantially all the properties and assets of the Company as an entirety to any other person, the Holder of this Warrant, upon the exercise hereof at any time after the consummation of such reorganization, reclassification, consolidation, merger, sale or other disposition, shall be entitled to receive, in lieu of the Common Stock issuable upon such exercise prior to such consummation, the kind and number of shares of stock or other securities or property of the Company or of the corporation resulting from such consolidation or surviving such merger or to which such properties and assets shall have been sold or otherwise disposed to which such Holder would have been entitled if immediately prior to such reorganization, reclassification, consolidation, merger, sale or other disposition such Holder had exercised this Warrant. The provisions of this subsection 4.9 shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers, sales or other dispositions. The Company shall not effect any such merger, consolidation, or similar reorganization in which the Company does not survive or in which its Common Stock changes, unless prior to or simultaneously with the consummation thereof the successor corporation shall assume by written instrument executed and mailed or delivered to the Holder of this Warrant at the last address of such Holder appearing on the books of the Company, the obligations to deliver to such Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such Holder may be entitled to purchase.

     4.10 CALCULATIONS MADE TO NEAREST CENT OR FULL SHARE. All calculations under this Section 4 shall be made to the nearest cent or to the nearest full share, as the case may be (with one-half of a cent or a share being rounded to the next highest full cent or share).

     4.11. NO DUPLICATE ADJUSTMENTS. Notwithstanding any provision in this Section 4 to the contrary, no adjustment in the number of shares of Common Stock which the Holder of this Warrant shall be entitled to receive upon the exercise hereof shall be made if, as a result of the antidilution provisions contained in the Company's Articles of Organization, if any, the Holder of this Warrant shall have obtained substantially the same protections against dilution resulting from the sale of the Company's capital stock at a price below the exercise price of this Warrant which are intended to be provided by the provisions of this Section 4.

     SECTION 5.     OTHER NOTICES.  In case at any time:

           (a) the Company shall declare any dividend or other distribution upon its Common Stock payable in stock; or make any special dividend or other distribution (other than regular cash dividends) to the Holders of its Common Stock; or

          (b) the Company shall propose a subdivision of its outstanding Common Stock into a greater number of shares of Common Stock or propose a combination of its outstanding Common Stock into a smaller number of shares of Common Stock; or

          (c) the Company shall offer for subscription pro rata to the Holders of its Common Stock or Common Stock any additional shares of stock of any class or other rights; or

          (d) the Company shall propose any capital reorganization or any reclassification of capital stock of the Company or any consolidation, merger or sale of all or substantially all of its properties and assets; or

          (e) there shall be a voluntary or involuntary dissolution, liquidation or winding-up of the Company;

then, and in each of said cases, the Company shall cause notice thereof to be mailed to the Holder of this Warrant at the last address appearing on the books of the Company or given by such Holder to the Company for the purpose of notice, but such mailing shall be solely for the convenience of the Holder of this Warrant and shall not be a condition precedent to, nor shall any defect therein or failure in connection therewith, affect the validity of the action proposed to be taken by the Company. Such notices shall be mailed at least twenty-one (21) days prior to the date on which the books of the Company shall close, or a record date shall be taken for such dividend, distribution, stock split or combination or issue of rights or to vote upon such capital reorganization, reclassification, consolidation, merger or sale of properties and assets, as the case may be, and shall specify such record date or date for the closing of the transfer books.

     SECTION 6.     RESERVATION OF STOCK ISSUABLE UPON EXERCISE.

     The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for issuance and delivery upon the exercise of this Warrant, such number of its shares of Common Stock as shall from time to time be issuable upon the exercise of this Warrant; and if at any time the number of authorized but unissued shares of its Common Stock shall not be sufficient for such purpose, the Company will take such corporate actions as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of its Common Stock to such number of shares as shall be sufficient for such purpose.

     SECTION 7.     RIGHTS AS STOCKHOLDER.

     The registered Holder of this Warrant, as such, shall not be entitled to vote or receive dividends or be deemed the Holder of shares of Common Stock for any purpose, nor shall anything contained in this Warrant be construed to confer upon the registered Holder of this Warrant, as such, any of the rights of a stockholder of the Company or any right to vote, give or withhold consent to any action by the Company (whether upon any recapitalization, issue of shares, reclassification of shares, consolidation, merger, conveyance or otherwise), receive notice of meetings or other action affecting stockholders (except for notices provided for in this Warrant), receive dividends or subscription rights, or otherwise until this Warrant shall have been exercised and the shares of Common Stock purchasable upon the exercise hereof shall have become deliverable as provided in Section 1 hereof, at which time the person or persons in whose name or names the certificate or certificates for the shares of Common Stock being purchased are to be issued shall be deemed the holder or holders of record of shares of Common Stock for all purposes.

     SECTION 8.     REMEDIES.

     The Company stipulates that the remedies at law of the Holder of this Warrant in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Warrant are not and will not be adequate, and that such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

     SECTION 9.     TRANSFERABILITY.

     This Warrant may be transferred or assigned in whole or in part by the Holder either to an affiliate (as that term is defined in the Securities Act) of the Holder or to anyone else if the Holder has complied with the terms and conditions of (i) this Warrant and (ii) all applicable federal and state securities laws. Such compliance shall include, without limitation, the delivery of investment representation letters and legal opinions reasonably satisfactory to the Company. Subject to the provisions of this Warrant with respect to compliance with the Securities Act, title to this Warrant may be transferred by endorsement (by the Holder executing the Form of Assignment annexed hereto) and delivery in the same manner as a negotiable instrument transferable by endorsement and delivery.

     SECTION 10.    NOTICES, ETC.

All notices and other communications from the Company to the Holder of this Warrant shall be mailed by recognized overnight courier first class registered or certified air mail, postage prepaid, at such address as may have been furnished to the Company in writing by such Holder, or, until an address is so furnished, to and at the address of the last Holder of this Warrant who has so furnished an address to the Company.

     SECTION 11.     MISCELLANEOUS.

     This Warrant and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant is being delivered in The Commonwealth of Massachusetts and shall be construed and enforced in accordance with and governed by the laws of such commonwealth. All section headings herein are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

     IN WITNESS WHEREOF, PCD INC. has caused this instrument to be duly executed by its duly authorized officer this 6th day of March, 2000.

Attest:                                         PCD INC.


                                                By:
                                                   -----------------------
-----------------------------
Assistant Clerk                                    -----------------------
                                                          Print Name
                                                Title:

ELECTION TO PURCHASE


PCD INC.
2 Technology Drive
Peabody, Massachusetts 01960

Ladies and Gentlemen:

     The undersigned hereby subscribes for _______ shares of the Common Stock of PCD INC. covered by the within Warrant and tenders payment herewith in the amount of $________________ in accordance with the terms thereof.

     Such payment is hereby tendered in the form of $ in cash or certified or bank check.

     You are instructed as follows:

     1.     To issue certificate(s) for said shares to

            Name:

            Address:

     2. To deliver said certificate(s) by registered mail, return receipt requested, to

            Name:

            Address:


                                                Very truly yours,



                                                --------------------------
                                                Address:

NET ISSUE ELECTION SUBSCRIPTION FORM

(TO BE EXECUTED UPON EXERCISE OF WARRANT PURSUANT TO SECTION 1.3)

     The undersigned hereby irrevocably elects to exchange its Warrant for such shares of Common Stock pursuant to the Net Issue Election provisions of the within Warrant, as provided for in Section 1.3 of such Warrant.

     Please issue a certificate or certificates for such Common Stock in the name of:

     Name:
               ----------------------------------
     Address:
               ----------------------------------
               ----------------------------------
     SSN:
               ----------------------------------

     (Please PRINT name, address and social security number in the spaces provided above).

     Signature:
               ----------------------------------

     Note: the above signature should correspond exactly with the name on the first page of the Warrant or with the name of the Assignee appearing on the assignment form attached to such Warrant.

     And if said number of shares shall not be all the shares exchangeable or purchasable under the within Warrant, a new Warrant is to be issued in the name of the above for the balance remaining of the shares purchasable rounded up to the next higher number of shares.

FORM OF ASSIGNMENT

[To be signed only upon transfer of Warrant]


For value received, the undersigned hereby sells, assigns and transfers unto ____________ _______________________________ the right represented by the within Warrant to purchase ___________ shares of Common Stock of PCD INC. to which the within Warrant relates, and appoints _____________________ Attorney to transfer such right on the books of PCD INC., with full power of substitution in the premises.

Dated:



                                                --------------------------
                                                (Signature must conform in
                                                all respects to name of
                                                Holder as specified on the
                                                face of the Warrant)



(Address)                                       --------------------------

                                                --------------------------

Signed in the presence of:


-----------------------------

<EXHIBIT>                                                        EXHIBIT 10.47
                        REGISTRATION RIGHTS AGREEMENT

     This Registration Rights Agreement (the "AGREEMENT") is made on this 6th day of March, 2000 by and among PCD Inc. (the "COMPANY") and each of the Lenders set forth on SCHEDULE A attached hereto (the "HOLDERS"). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the Loan Agreement.

                             W I T N E S S E T H:

     WHEREAS, the Company and the Holders are parties to that certain Loan Agreement dated as of December 26, 1997 by and among the Agent, the Company and the therein defined Lenders, as amended, modified or restated from time to time (as amended, modified or restated, the "LOAN AGREEMENT"); and

     WHEREAS, in connection with certain amendments to the Loan Agreement, the Company has issued to the Holders as of the date hereof certain Warrants to purchase shares of Common Stock (the "WARRANTS"); and

     WHEREAS, the Company and the Holders have agreed to grant the Holders certain rights to have their securities registered by the Company pursuant to the registration requirements of the Securities Act of 1933, as amended or supplanted (the "SECURITIES ACT"); and

     WHEREAS, the Company and Emerson Electric Co., a Missouri corporation ("EMERSON") are parties to that certain Registration Rights Agreement dated as of December 26, 1997 (the "EMERSON REGISTRATION RIGHTS AGREEMENT"); and

     WHEREAS, the parties hereto intend that the provisions and rights set forth in this Agreement shall be consistent with and subject to the provisions of Section 12 of the Emerson Registration Rights Agreement.

   NOW THEREFORE, in consideration of the Holders agreement to the amendments to the Loan Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

            1.     DEMAND REGISTRATIONS.

            1.1. At any time and from time to time subsequent to the date hereof, upon the written request of the holders of at least a majority of the shares issuable from time to time upon exercise of the Warrants, (the "INITIATING HOLDERS") that the Company effect the Registration under the Securities Act (such a written request being hereinafter referred to as a "DEMAND REGISTRATION") of at least fifty percent (50%) of the shares issuable upon exercise of the Warrants (the "REGISTRABLE SECURITIES"), the Company will promptly give written notice to all other holders of Registrable Securities that a Demand Registration has been received. For a period of 15 days following delivery of such notice, the other holders of Registrable Securities may request that the Company also register their Registrable Securities and after the expiration of such 15 day period, the Company shall notify all holders of Registrable Securities of the number of Registrable Securities to be registered. Thereupon, the Company will use commercially reasonable efforts to cause the prompt Registration under the Securities Act, subject to the provisions of this Agreement, of all Registrable Securities which the holders thereof have requested the Company to register, and in connection therewith, prepare and file on such appropriate form as the Company, in its reasonable discretion, shall determine, a Registration Statement under the Securities Act to effect such Registration.

     With respect to any Registration Statement filed, or to be filed, pursuant to this Section 1.1, if the Company shall furnish to the holders of Registrable Securities a certified resolution of the Board of Directors stating that in the Board of Directors' good faith judgment it would (because of the existence of, or in anticipation of, any acquisition or financing, merger, sale of assets, recapitalization or other similar corporate activity, or the unavailability for reasons beyond the Company's control of any required audited financial statements, or any other event or condition of similar significance to the Company) be materially disadvantageous (a "DISADVANTAGEOUS CONDITION") to the Company or its stockholders for such a Registration Statement to be maintained Effective, or to be filed and become Effective, and setting forth the general reasons for such judgment, the Company shall be entitled to cause such Registration Statement to be withdrawn and the effectiveness of such Registration Statement terminated, or, in the event no Registration Statement has yet been filed, shall be entitled not to file any such Registration Statement, until such Disadvantageous Condition no longer exists (notice of which the Company shall promptly deliver to all holders of Registrable Securities); provided, however, that the Company may only declare two (2) Disadvantageous Conditions per fiscal year of the Company and any such Disadvantageous Condition may only extend for a period of 180 days; provided further, that the Company may not declare a Disadvantageous Condition within 180 days next following the end of a previous Disadvantageous Condition and the aggregate number of days that the Company may have a Disadvantageous Condition in any fiscal year shall not exceed 180. Upon receipt of any such notice of a Disadvantageous Condition, such holders of Registrable Securities will forthwith discontinue use of the disclosure document contained in such Registration Statement and, if so directed by the Company, each such holder will deliver to the Company all copies, other than permanent file copies then in such holder's possession, of the disclosure document then covering such Registrable Securities current at the time of receipt of such notice, covering such Registrable Securities. In the event that the Company shall give any notice of a Disadvantageous Condition, the Company shall at such time as it in good faith deems appropriate file a new Registration Statement covering the Registrable Securities that were covered by such withdrawn Registration Statement, and such Registration Statement shall be maintained Effective for such time as may be necessary so that the period of effectiveness of such new Registration Statement, when aggregated with the period during which such initial Registration Statement was Effective, shall be such time as may be otherwise required by Section 1.3.

     The holders of 50% of the Registrable Securities requested to be registered may, at any time prior to the Effective Date of the Registration Statement relating to such Registration, revoke such request, without liability to any of the other holders of Registrable Securities, by providing a written notice to the Company revoking such request.

          1.2. NUMBER OF REGISTRATIONS, EXPENSES. The Company shall not be obligated to effect more than two Registrations of Registrable Securities pursuant to requests from the holders of Registrable Securities under this
Section 1 during the term of this Agreement. The Company shall pay all Registration Expenses in connection with the first Registration which the holders of Registrable Securities are entitled to request pursuant to this
Section 1, provided, however, that the Company shall not be required to pay for any expenses of any Registration Expenses on any Registration begun pursuant to this Section 1 if the Registration request is subsequently withdrawn at the request of a majority of the Holders of a majority of the Registrable Securities to be registered (in which case all participating Holders shall bear such expenses), unless the Holders of a majority of Registrable Securities to be registered agree to forfeit their right to one Demand Registration pursuant to this Section 1; provided further, that if at the time of such withdrawal, the Holders have learned of a material adverse change in the condition, business, or prospects of the Company from that known to the Holders at the time of the request for a Demand Registration, then the Holders shall not be required to pay any of such expenses and shall retain their rights pursuant to the Section 1. Notwithstanding any other provisions contained in this Section 1, the Company shall not be required to register any Registrable Securities pursuant to an Effective Registration Statement in connection with a request for such Registration made in accordance with this
Section 1 if any previous Registration Statement became Effective fewer than 180 days prior to such request.

          1.3. EFFECTIVE REGISTRATION STATEMENT. A Registration requested pursuant to this Section 1 shall not be deemed to have been effected unless the Registration Statement relating thereto (i) has become Effective under the Securities Act and all of the Registrable Securities of the holders thereof included in such Registration have actually been sold thereunder, and (ii) has remained Effective for a period of at least 180 days (or such shorter period in which all Registrable Securities included in such Registration have actually been sold thereunder); provided, however, that if any Effective Registration Statement requested pursuant to this Section 1 is discontinued prior to the sale of all Registrable Securities included in such Registration in connection with a Disadvantageous Condition, such Registration Statement shall not be included as one of the Registrations which may be requested pursuant to this Section 1; provided further, that if after any Registration Statement requested pursuant to this Section 1 becomes Effective (x) such Registration Statement is subject to any stop order, injunction or other order or requirement of the Commission or other governmental agency or court solely due to the actions or omissions to act of the Company or (y) less than two thirds of all of the Registrable Securities requested to be included in such Registration have been sold thereunder, such Registration Statement shall not be included as one of the Registrations which such holders of Registrable Securities are entitled to request pursuant to Section 1.2.

          1.4. SELECTION OF UNDERWRITERS. If any requested Registration pursuant to this Section 1 is in the form of an underwritten offering, the Company shall have the right to select the investment banker and manager or co-managers that will administer the offering, subject to the reasonable and timely approval of the Holders holding 50% of the Registrable Securities in respect of which Registration has been requested.

          1.5. PRIORITY IN REQUESTED REGISTRATIONS. If a requested Registration pursuant this Section 1 involves an underwritten offering and the managing underwriter shall advise the Company that, in its view, the number of equity securities requested to be included in such Registration exceeds the largest number of securities which can be sold without having an adverse effect on such offering, including the price at which such securities can be sold, the Company will include in such Registration (i) first the Registrable Securities proposed to be registered by holders thereof, pro rata based on the number of Registrable Securities proposed to be registered by each such holder and then, (ii) securities that the Company proposes to issue and sell for its own account and all other securities proposed to be registered by the holders thereof, pro rata based on the number of securities proposed to be registered by each such Person.

     2.    INCIDENTAL REGISTRATION.

           2.1. If the Company at any time proposes to register any of its equity securities under the Securities Act (other than a Registration (i) relating to shares of Common Stock issuable upon exercise of employee stock options or in connection with any employee benefit or similar plan of the Company, (ii) in connection with an acquisition by the Company of another company, or (iii) pursuant to Section 1) in a manner which would permit Registration of Registrable Securities for sale to the public under the Securities Act, it shall each such time, subject to the provisions of Section 2.2, give prompt written notice to all holders of record of Registrable Securities of its intention to do so and of such holders' rights under this
Section 2, at least 20 days prior to the anticipated filing date of the Registration Statement relating to such Registration. Such notice shall offer all such holders the opportunity to include in such Registration Statement such number of Registrable Securities as each such holder may request. Upon the written request of any such holder made within 15 days after the receipt of the Company's notice (which request shall specify the number of Registrable Securities intended to be disposed of by such holder and the intended method of disposition thereof), the Company will use commercially reasonable efforts to effect the Registration under the Securities Act of all Registrable Securities which the Company has been so requested to register by the holders thereof; provided, that (x) if such Registration involves an underwritten offering, all holders of Registrable Securities requesting to be included in the Company's Registration must sell their Registrable Securities to the underwriters selected by the Company on the same terms and conditions as apply to the Company; and (y) if, at any time after giving written notice of its intention to register any securities pursuant to this Section 2.1 and prior to the Effective Date of the Registration Statement filed in connection with such Registration, the Company shall determine for any reason not to register such securities, the Company shall give written notice to all holders of Registrable Securities and shall thereupon be relieved of its obligation to register any Registrable Securities in connection with such Registration (without prejudice, however, to rights of the holders of Registrable Securities under Section 1). If a Registration pursuant to this Section 2.1 involves an underwritten public offering, any holder of Registrable Securities requesting to be included in such Registration may elect, in writing prior to the effective date of the Registration Statement filed in connection with such Registration, not to register such Registrable Securities in connection with such Registration. No Registration effected under this Section 2 shall relieve the Company of its obligations to effect Registrations upon request under Section 1 or Section 3. The Company shall pay all Registration Expenses in connection with each Registration of Registrable Securities requested pursuant to this Section 2.

          2.2. PRIORITY IN INCIDENTAL REGISTRATIONS. If a Registration pursuant to this Section 2 involves an underwritten offering and the managing underwriter advises the Company that, in its good faith view, the number of equity securities (including all Registrable Securities) which the Company, the holders of Registrable Securities and any other persons intend to include in such Registration exceeds the largest number of securities which can be sold without having an adverse effect on such offering, including the price at which such Registrable Securities can be sold, the Company will include in such Registration (i) FIRST, securities that the Company proposes to issue and sell for its own account, (ii) SECOND, securities that Emerson proposes to register pursuant to Section to of the Emerson Registration Rights Agreement; and (iii) THIRD, Registrable Securities and all other securities proposed to be registered by the holders thereof, pro rata based on the number of Registrable Securities and other securities proposed to be registered by each such Person.

     3.     REGISTRATIONS ON FORM S-3.

     In addition to the rights provided the holders of Registrable Securities in Section 1 and Section 2, if the registration of Registrable Securities under the Securities Act can be effected on Form S-3 (or any similar form promulgated by the Commission), then upon the written request of the Initiating Holders, the Company will so notify each holder of Registrable Securities, including each holder who has a right to acquire Registrable Securities, and then will, as expeditiously as possible, use commercially reasonable efforts to effect qualification and registration under the Securities Act on Form S-3 of all or such portion of the Registrable Securities as the holder or holders shall specify; provided, however, the Company shall not be required to effect a registration pursuant to this
Section 3 unless the market value of the Registrable Securities to be sold in any such Registration shall be estimated to be at least $1,000,000 at the time of filing such Registration Statement, and further provided that the Company shall not be required to effect more than two Registrations under this Section 3 nor more than one Registration during any twelve (12) month period. The Company shall pay all Registration Expenses in connection with each Registration of Registrable Securities requested pursuant to this Section 3. However, each holder of Registrable Securities shall pay all underwriting discounts and commissions and transfer taxes, if any, relating to the sale or disposition of such holder's Registrable Securities pursuant to a Registration Statement effected pursuant to this Section 3.


     4.     HOLDBACK AGREEMENTS.

            4.1. If any Registration of Registrable Securities shall be effected in connection with an underwritten public offering, each Holder of Registrable Securities agrees not to effect any sale or distribution, including any private placement or any sale pursuant to Rule 144 or any successor provision, under the Securities Act, of any Registrable Securities, and not to effect any such sale or distribution of any other equity security of the Company or of any security convertible into or exchangeable or exercisable for any equity security of the Company (in each case, other than as part of such underwritten public offering) during the seven days prior to, and during the 180 day Period which begins on, the effective date of such Registration Statement (except as part of such Registration) provided that each holder of Registrable Securities has received written notice of such Registration at least three days prior to the anticipated beginning of the seven day period referred to above and provided that each executive officer and each director of the Company and Emerson have agreed to a provision at least as restrictive as the one imposed by this Section.

          4.2. If any Registration of Registrable Securities shall be effected in connection with an underwritten public offering, the Company agrees (i) not to effect any sale or distribution of any of its equity securities or of any security convertible into or exchangeable or exercisable for any equity security of the Company (other than any such sale or distribution of such securities in connection with any merger or consolidation by the Company or any Affiliate or the acquisition by the Company or an Affiliate of the Company of the capital stock or substantially all the assets of any other Person or in connection with an employee stock ownership or other benefit plan) during the seven days prior to, and during the 180 day period which begins on, the Effective Date of such Registration Statement (except as part of such Registration) and (ii) that any agreement entered into after the date hereof pursuant to which the Company issues or agrees to issue any privately placed equity securities shall contain a provision under which the holders of such securities agree not to effect any sale or distribution of any such securities during the period referred to in the foregoing clause (i), including any sale pursuant to Rule 144, or any successor provision, under the Securities Act (except as part of such Registration, if permitted).

     5.     REGISTRATION PROCEDURES.

     In connection with any offering of Registrable Securities registered pursuant to this Agreement, the Company shall:

            5.1. Prepare and file with the Commission as soon as practicable and in any event, within 120 days after receipt of a request for Registration, a Registration Statement on any form for which the Company then qualifies and which counsel for the Company shall deem appropriate, and which form shall be available for the sale of the Registrable Securities in accordance with the intended methods of distribution thereof, and use commercially reasonable efforts to cause such Registration Statement to become and remain Effective as provided herein, provided that before filing with the Commission a Registration Statement or disclosure document constituting part of a Registration Statement or any amendments or supplements thereto, the Company will (x) furnish to one counsel selected by the holders of a majority of the Registrable Securities covered by such Registration Statement copies of all such documents proposed to be filed for said counsel's review and comment and (y) notify each holder of Registrable Securities covered by such Registration Statement of any stop order issued or threatened by the Commission and take all reasonable actions required to prevent the entry of such stop order or to remove it if entered.

          5.2. Prepare and file with the Commission such amendments and supplements to such Registration Statement and any disclosure document constituting part of such Registration Statement used in connection therewith as may be necessary to keep Effective such Registration Statement for a period of not less than 180 days or such shorter period which will terminate when all Registrable Securities covered by such Registration Statement have been sold (but not before the expiration of the 90 day period, if applicable, referred to in Section 4(3) of the Securities Act and Rule 174 under the Securities Act, or any successor thereto, if applicable), and comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such Registration Statement during such period in accordance with the intended methods of disposition by the sellers thereof set forth in such Registration Statement.

          5.3. Furnish to each holder and each underwriter, if any, of Registrable Securities covered by such Registration Statement such number of copies of such Registration Statement, each amendment and supplement thereto (in each case including all exhibits thereto), and the disclosure document included in such Registration Statement (including each preliminary disclosure document), in conformity with the requirements of the Securities Act, and such other documents as any holder of Registrable Securities may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such holder.

          5.4. Use commercially reasonable efforts to register or qualify such Registrable Securities under such other state securities or "blue sky" laws of such jurisdictions as any holder, and underwriter, if any, of Registrable Securities covered by such Registration Statement reasonably requests and do any and all other acts and things which may be reasonably necessary or advisable to enable such holder and each underwriter, if any, to consummate the disposition in such jurisdictions of the Registrable Securities owned by such holder; provided that the Company will not be required to (x) qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 5, (y) subject itself to taxation in any such jurisdiction or (z) consent to general service of process in any such jurisdiction.

          5.5. Use commercially reasonable efforts to cause the Registrable Securities covered by such Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be necessary by virtue of the business and operations of the Company to enable the holder or holders thereof to consummate the disposition of such Registrable Securities.

          5.6. Immediately notify each holder of such Registrable Securities at any time when a disclosure document relating thereto is required to be delivered under the Securities Act of the happening of any event which comes to the Company's attention if as a result of such event the disclosure document included in such Registration Statement contains an untrue statement of material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and promptly prepare and furnish to such holder a Supplement or amendment to such disclosure document so that, as thereafter delivered to the holders of such Registrable Securities, such disclosure document will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading.

          5.7. Use commercially reasonable efforts to cause all such Registrable Securities to be listed on a national securities exchange or the NASDAQ national market and on each securities exchange upon which similar securities issued by the Company may then be listed, and enter into such customary agreements including a listing application and indemnification agreement in customary form, and to provide a transfer agent and registrar for such Registrable Securities covered by such Registration Statement no later than the effective date of such Registration Statement.

          5.8. Enter into such customary agreements (including an underwriting agreement in customary form) and take all such other actions as the holders of a majority of the Registrable Securities being covered by such Registration Statement or the underwriters retained by such holders, if any, reasonably request in order to expedite or facilitate the disposition of such Registrable Securities, including customary representations, warranties, indemnities and agreements.

          5.9. Make available for inspection by any holder of Registrable Securities covered by such Registration Statement, any underwriter participating in any disposition pursuant to such Registration Statement, and any attorney, accountant or other agent retained by any such holder or underwriter (collectively, the "INSPECTORS"), all financial and other records, pertinent corporate documents and properties of the Company (collectively, "RECORDS"), if any, as shall be reasonably necessary to enable them to exercise their due diligence responsibility, and cause the Company's and its Affiliates' officers, directors and employees to supply all information and respond to all inquiries reasonably requested by any such Inspector in connection with such Registration Statement.

          5.10. Use commercially reasonable efforts to obtain a "cold comfort" letter from the Company's independent public accountants in customary form and covering such matters of the type customarily covered by "cold comfort" letters as the holders of a majority in interest of the Registrable Securities being sold reasonably request.

          5.11. Otherwise use commercially reasonable efforts to comply with all applicable rules and regulations of the Commission, and make available to the holders of Registrable Securities, as soon as reasonably practicable, an earnings statement covering a period of at least twelve months, beginning with the first month after the Effective Date of the Registration Statement, which earnings statement shall satisfy the provisions of Section I l(a) of the Securities Act and Rule 158 thereunder.

     It shall be a condition precedent to the obligation of the Company to take any action with respect to securities of a holder of Registrable Securities that such holder shall furnish to the Company such information regarding the securities held by such holder and the intended method of disposition thereof as the Company shall reasonably request and as shall be required In connection with the action taken by the Company.

     Each holder of Registrable Securities agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in
Section 5.6, such holder will forthwith discontinue disposition of Registrable Securities until such holder's receipt of the copies of the supplemented or amended disclosure document contemplated by Section 5.6 hereof, and, if so directed by the Company, such holder will deliver to the Company (at the Company's expense) all copies (including, without limitation, any and all drafts), other than permanent file copies, then in such holder's possession, of the disclosure document covering such Registrable Securities current at the time of receipt of such notice. In the event the Company shall give any such notice, the period mentioned in Section 5.2 shall be extended by the greater of (x) three months or (y) the number of days during the period from and including the date of the giving of such notice pursuant to Section 5.6 hereof to and including the date when each holder of Registrable Securities covered by such Registration Statement shall have received the copies of the supplemented or amended disclosure document contemplated by Section 5.6.

     6.          INDEMNIFICATION.

                 6.1. INDEMNIFICATION BY THE COMPANY. In the event of any Registration of any securities of the Company under the Securities Act pursuant to this Agreement, the Company will indemnify and hold harmless, to the full extent permitted by law, each of the holders of any Registrable Securities covered by such Registration Statement, their respective directors and officers, general partners, limited partners and managing directors, each person who participates as an underwriter in the offering or sale of such securities and each other person, if any, who controls, is controlled by or is under common control with any such holder or any such underwriter within the meaning of the Securities Act (and directors, officers, controlling persons, partners and managing directors of any of the foregoing), against any and all losses, claims, damages or liabilities, joint or several, and expenses (including any amounts paid in any settlement effected with the Company's consent, which consent will not be unreasonably withheld) to which such holder, any such director or officer or general or limited partner or managing director or any such underwriter or controlling person may become subject under the Securities Act, state securities or "blue sky" laws, common law or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) or expenses arise out of or are based upon
(i) any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any Registration Statement under which such securities were registered under the Securities Act, any preliminary, final or summary disclosure document contained therein, or any amendment or supplement thereto, (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or (iii) any violation or alleged violation by the Company of any federal, state or common law rule or regulation applicable to the Company and relating to action required of or inaction by the Company in connection with any such Registration. The Company shall reimburse each such holder and each such director, officer, general partner, limited partner, managing director or underwriter and controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending such loss, claim, liability, action or proceeding, provided, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement or amendment or supplement thereto or in any such preliminary, final or summary disclosure document in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such holder in its capacity as a holder of Registrable Securities in the Company or any such director, officer, general or limited partner, managing director or underwriter specifically stating that it is for use in the preparation thereof; and, provided, further, that the Company shall not be liable to any holder of Registrable Securities to the extent that any such loss, claim, damage, liability or action is solely attributable to the failure of such Holder (or a broker engaged by the Holder) to deliver a final prospectus (or amendment or supplement thereto) furnished by the Company to the Holder (or a broker engaged by the Holder) that corrects a material misstatement or omission contained in the preliminary prospectus (or final prospectus). The indemnity provided for herein shall remain in full force and effect regardless of any investigation made by or on behalf of such holder or any such director, officer, general partner, limited partner, managing director, underwriter or controlling person and shall survive the transfer of such securities by such holder.

          6.1. INDEMNIFICATION BY THE HOLDERS OF REGISTRABLE SECURITIES AND UNDERWRITERS. Any Holder the Registrable Securities of which are included in any Registration Statement shall, severally (and not jointly with any other Holder), indemnify and hold harmless (in the same manner and to the same extent as `set forth in paragraph (a) above) the Company and its directors, officers, controlling persons and all other prospective sellers and their respective directors, officers, general and limited partners, managing directors, and their respective controlling persons with respect to any statement or alleged statement in or omission or alleged omission from such Registration Statement, any preliminary, final or summary disclosure document contained therein, or any amendment or supplement, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company or its representatives through an instrument duly executed by or on behalf of such Holder specifically stating that it is for use in the preparation of such Registration Statement, preliminary, final or summary disclosure document or amendment or supplement, or a document incorporated by reference into any of the foregoing. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any of the holders of Registrable Securities, underwriters or any of their respective directors, officers, general or limited partners, managing directors or controlling persons and shall survive the transfer of such securities by such holder, provided, however, that no such holder shall be liable in the aggregate for any amounts exceeding the product of the sale price per Registrable Security (after deduction of applicable underwriting discounts and commissions and transfer taxes)and the number of Registrable Securities sold pursuant to such Registration Statement or disclosure document by such holder.

          6.2. NOTICES OF CLAIMS, ETC. Promptly after receipt by an indemnified party hereunder of written notice of the commencement of any action or proceeding with respect to which a claim for indemnification may be, made pursuant to this Section 6, such indemnified Party will, if a claim in respect thereof is to be made against an indemnifying party, promptly give written notice to the indemnifying party of the commencement of such action, provided that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subsections of this Section, except to the extent that the indemnifying party is actually materially prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim, the indemnifying party will be entitled to participate in and, jointly with any other indemnifying party similarly notified, to assume the defense thereof, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election to assume the defense thereof, the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof, unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and parties arises in respect of such claim after the assumption of the defense thereof, and the indemnifying party will not be subject to any liability for any settlement made without its consent (which consent shall not be unreasonably withheld). No indemnifying party will consent of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation. An indemnifying party who is not entitled to, or elects not to, assume the defense of a claim will not be obligated to pay the fees and expenses of more than one counsel in any single jurisdiction for all parties indemnified by such indemnifying party with respect to such claim, unless in the reasonable judgment of any indemnified party a conflict of interest may exist between such indemnified party and any other of such indemnified parties with respect to such claim, in which event the indemnifying party shall be obligated to pay the fees and expenses of such additional counsel or counsels as may be reasonably necessary.
Notwithstanding anything to the contrary set forth herein, and without limiting any of the rights set forth above, in any event any party will have the right to retain, at its own expense, counsel with respect to the defense of a claim.

          6.3. OTHER INDEMNIFICATION. Indemnification similar to that specified in the preceding subsections of this Section 6 (with appropriate modifications) shall be given by the Company and each holder of Registrable Securities with respect to any required Registration or other qualification of securities under any federal or state law or regulation or governmental authority other than the Securities Act.

          6.4. CONTRIBUTION. In order to provide for just and equitable contribution in circumstances in which the indemnity agreement provided for in this Section is for any reason held to be unenforceable although applicable in accordance with its terms, the Company, the holders of Registrable Securities and the underwriters shall contribute to the aggregate losses, liabilities, claims, damages and expenses of the nature contemplated by such indemnity agreement incurred by the Company, the holders of Registrable Securities and the underwriters, in such proportions that the underwriters are responsible for that portion represented by the percentage that the underwriting discount appearing in the disclosure document bears to the public offering price appearing therein and the Company and the holders of Registrable Securities are responsible for the balance; provided, however, that no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation. As between the Company and the holders of Registrable Securities, such parties shall contribute to the aggregate losses, liabilities, claims, damages and expenses of the nature contemplated by such indemnity agreement in such proportion as shall be appropriate to reflect (x) the relative benefits received by the Company, on the one hand, and the holders of the Registrable Securities included in the offering oil the other hand, from the offering of the Registrable Securities and any other securities included such offering, and (y) the relative fault of the Company, on the one hand, and the holders of the Registrable Securities included in the offering, on the other, with respect to the statements or omissions which resulted in such loss, liability, claim, damage or expense, or action in respect thereof as well as any other relevant equitable considerations. The relative benefits received by the Company, on the one hand, and the holders of the Registrable Securities on the other, with respect to such offering shall be deemed to be in the same proportion as the sum of the total purchase price paid to the Company in respect of the Registrable Securities plus the total net proceeds from the offering of any securities included in such offering (before deducting expenses) received by the Company bears to the amount by which the total net proceeds from the offering of Registrable Securities (before deducting expenses but after deducting applicable underwriting discounts and commissions and transfer taxes) received by the holders of the Registrable Securities with respect to such offering exceeds the purchase price paid to the Company in respect of the Registrable Securities, and in each case the net proceeds received from such offering shall be determined as set forth in the disclosure document. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by the Company or the holders of the Registrable Securities, the intent of the parties and their relative knowledge, access to information and opportunity to correct or prevent such statement or omission. The Company and the holders of the Registrable Securities agree that it would not be just and equitable if contribution pursuant to this Section were to be determined by pro rata allocation or by any other method of allocation which does not take into account the equitable considerations referred to herein. Notwithstanding anything to the contrary contained herein, the Company and the holders of Registrable Securities agree that any contribution required to be made by such holder pursuant to this Section 6.5 shall not exceed the net proceeds from the offering of Registrable Securities (before deducting expenses but after deducting applicable underwriting discounts and commissions and transfer taxes) received by such holder with respect to such offering. For purposes of this Section, each Person, if any, who controls a holder of Registrable Securities or an underwriter within the meaning of Section 15 of the Securities Act shall have the same rights to contribution as such holder or Underwriter, and each director of the Company, each officer of the Company who signed the Registration Statement, and each person, if any, who controls the Company within the meaning of Section 15 of the Securities Act shall have the same rights to contribution as the Company.

     6.5.     RULE 144.

     At all times after a public offering of any of the Company's securities, the Company agrees that it will file in a timely manner all reports required to be filed by it pursuant to the Exchange Act, and, if at any time the Company is not required to file such reports, it will make available to the public, to the extent required to permit the sale of Shares by any holder of Registrable Securities pursuant to Rule 144 under the Securities Act, current information about itself and its activities as contemplated by Rule 144 under the Securities Act, as such Rule may be amended from time to time. Notwithstanding the foregoing, the Company may deregister any class of its equity securities under Section 12 of the Exchange Act or suspend its duty to file reports with respect to any class of its securities pursuant to Section 15(d) of the Exchange Act if it is then permitted to do so pursuant to the Exchange Act and the rules and regulations thereunder.

     7.       MISCELLANEOUS.

              7.1. NO WAIVER; CUMULATIVE REMEDIES. No failure or delay on the part of any party to this Agreement in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other further exercise thereof or the exercise of any other right, power or remedy hereunder.

              7.2. NOTICES. All notices and other communications from the Company to the Holders shall be mailed by recognized overnight courier first class registered or certified air mail, postage prepaid, at such address as may have been furnished to the Company in writing by such Holder, or, until an address is so furnished, to and at the address of the last Holders who has so furnished an address to the Company.

              7.3. MODIFICATION, ETC. This Agreement and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by a majority of the Registrable Securities and the Company. This Agreement is being delivered in The Commonwealth of Massachusetts and shall be construed and enforced in accordance with and governed by the laws of such commonwealth without regard to its conflict of laws principles. All section headings herein are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

     8.          CERTAIN DEFINITIONS.

     "COMMISSION" shall mean the Securities and Exchange Commission or any other federal agency then administering the Securities Act of the Exchange Act.

     "EFFECTIVE" shall mean that all requirements under the Securities Act with respect to a Registration Statement have been satisfied and that the Commission has declared the Registration Statement effective.

     "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     "REGISTRATION" shall mean registration of the Company's Common Stock pursuant to an Effective Registration Statement.

     "REGISTRATION STATEMENT" shall mean any disclosure document that the Company is required to file under the Securities Act in connection with a public offering of Registrable Securities.

     "SECURITIES ACT" shall mean the Securities Act of 1933, as amended from time to time or any other federal act, rule or regulation requiring Registration with any federal agency in connection with a public offering of Registrable Securities.

     IN WITNESS WHEREOF, PCD INC. has caused this instrument to be duly executed by its duly authorized officer this 6th day of March, 2000.

and year first above written, under seal.

WITNESS:                                  FLEET NATIONAL BANK


                                          By:/s/ Thomas W. Davis
-----------------------------                -----------------------------
                                             Thomas W. Davis
                                             Senior Vice President



                                          CITIZENS FINANCIAL GROUP, INC.
                                          (as successor in interest to
State
                                           Street Bank and Trust Company)


                                          By:/s/ Bruce Daniels
-----------------------------                -----------------------------
                                             Bruce Daniels
                                             Vice President



                                          IMPERIAL BANK


                                          By:/s/ William Sweeney
-----------------------------                ----------------------------
                                             William Sweeney
                                             Assistant Vice President



                                          EASTERN BANK


                                          By:/s/ Thomas F. Brady
-----------------------------                -----------------------------
                                             Thomas F. Brady
                                             Vice President



                                          IBJ WHITEHALL BANK & TRUST COMPANY
                                          (formerly IBJ Schroder Bank & Trust
                                           Company)


                                          By:/s/ Patricia G. McCormack
-----------------------------                -----------------------------
                                             Patricia G. McCormack
                                             Managing Director

                 Signature Page for Registration Rights Agreement]

                                          FIRST UNION NATIONAL BANK
                                          (Successor by merger with
                                           Coresstates Bank, N.A.)


                                          By:/s/ Susan T. Vitale
-----------------------------                -----------------------------
                                             Susan T. Vitale
                                             Assistant Vice President



                                          FIRST WARRANT, L.P.

                                          By:   FIRST SOURCE EQUITY
                                                HOLDING, INC., its General
                                                Partner


                                          By:/s/ Hayden D. McWillian
-----------------------------                -----------------------------
                                             Hayden D. McMillian
                                             Vice President



                                          PCD INC.


                                          By:/s/ John L. Dwight, Jr.
-----------------------------                -----------------------------
                                             John L. Dwight, Jr.
                                             Chairman, CEO



















              [Signature Page for Registration Rights Agreement]


                                      13
<EXHIBIT>                                                        EXHIBIT 10.48









                                   PCD INC.







                      EXECUTIVE SEPARATION BENEFITS PLAN






                           Effective March 6, 2000

                                   PCD INC.


                      EXECUTIVE SEPARATION BENEFITS PLAN



                        SECTION 1 - GENERAL INFORMATION

     1.1 ADOPTION AND PURPOSE OF PLAN. The Employer hereby adopts this Executive Separation Benefits Plan to provide certain separation benefits to Eligible Employees in accordance with the terms and conditions of the Plan.

     1.2 STATUS OF PLAN. The Plan and this document are intended to comply with all applicable state and federal laws regarding severance pay plans, specifically Title I of ERISA. The Plan is intended to be a "welfare benefit plan," as defined in ERISA, and not a "pension benefit plan." The Plan does not provide any pension or retirement benefits of any nature to any person.

     1.3 SUMMARY PLAN DESCRIPTION. The Plan Administrator is hereby authorized to use this document embodying the Plan, as from time to time amended, to satisfy all of the Plan's "summary plan description" requirements pursuant to ERISA.

     1.4     EFFECTIVE DATE.  The Plan is effective as of March 6, 2000.

     1.5 PLAN YEAR. For recordkeeping and reporting purposes, the Plan Year shall be the twelve-month period ending each December 31.


                           SECTION 2 - DEFINITIONS

     2.1 "BASE PAY" means an Eligible Employee's highest annual base salary rate paid during the twenty-four months (or total employment, if less) immediately preceding termination of the employee's employment due to a Covered Termination. The term Base Pay shall exclude all other types of compensation or remuneration to an employee, and shall exclude without limitation bonuses of any kind, overtime pay and shift differentials, contributions (other than employee salary-reduction contributions) to any retirement or other employee benefit plans, gains from receipt, vesting or exercise of stock options, commissions, profit sharing payments, incentive payments of any kind, special payments of any kind (including without limitation business expense reimbursements, tuition reimbursements and flexible spending account reimbursements) and contingent compensation of any kind.

     2.2     "BOARD" means the Employer's Board of Directors.

     2.3 "CHANGE IN CONTROL" A Change In Control of the Employer will occur upon:

             (a) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
Act) of 50 percent or more of either (i) the then outstanding shares of the Employer's common stock (the "Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Employer entitled to vote generally in the election of the directors (the "Outstanding Employer Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (A) any acquisition directly from the Employer (excluding an acquisition by virtue of the exercise of a conversion privilege); (B) any acquisition by the Employer or by any corporation controlled by the Employer; (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Employer or any corporation controlled by the Employer; or (D) any acquisition by any corporation pursuant to a consolidation or merger, if, following such consolidation or merger, the conditions described in clauses (i) and (ii) of paragraph (c) of this definition are satisfied; or

             (b) Individuals who, as of the Effective Date, constitute the Board (the "Incumbent Board") ceasing for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the Employer's shareholders, was approved by a vote or resolution of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board.

             (c) Adoption by the Board of a resolution approving an agreement of consolidation of the Employer with or merger of the Employer into another corporation or business entity in each case, unless, following such consolidation or merger, (i) more than 50 percent of, respectively, the then outstanding shares of common stock of the corporation resulting from such consolidation or merger and/or the combined voting power of the then outstanding voting securities of such corporation or business entity entitled to vote generally in the election of directors (or other persons having the general power to direct the affairs of such entity) is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Common Stock and Outstanding Employer Voting Securities immediately prior to such consolidation or merger in substantially the same proportions as their ownership, immediately prior to such consolidation or merger, of the Common Stock and/or Outstanding Employer Voting Securities, as the case may be and
(ii) at least a majority of the members of the board of directors (or other group of persons having the general power to direct the affairs of the corporation or other business entity) resulting from such consolidation or merger were members of the Incumbent Board at the time of the execution of the initial agreement providing for such consolidation or merger; provided that any right which shall vest by reason of the action of the Board pursuant to this paragraph (c) shall be divested, with respect to any such right not already exercised, upon (A) the rejection of such agreement of consolidation or merger by the stockholders of the Employer or (B) its abandonment by either party thereto in accordance with its terms; or

             (d) Adoption by the requisite majority of the whole Board, or by the holders of such majority of stock of the Employer as is required by law or by the Articles of Organization or By-Laws of the Employer as then in effect, of a resolution or consent authorizing (i) the liquidation or dissolution of the Employer or (ii) the sale or other disposition of all or substantially all of the assets of the Employer, other than to a corporation or other business entity with respect to which, following such sale or other disposition, (A) more than 50 percent of, respectively, the then outstanding shares of common stock of such corporation and/or the combined voting power of the outstanding voting securities of such corporation or other business entity entitled to vote generally in the election of directors (or other persons having the general power to direct the affairs of such entity) is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Common Stock and Outstanding Employer Voting Securities immediately prior to such sale or other disposition in substantially the same proportions as their ownership, immediately prior to such sale or other disposition, of the Common Stock and/or Outstanding Employer Voting securities, as the case may be, and
(B) at least a majority of the members of the board of directors (or other group of persons having the general power to direct the affairs of such corporation or other entity) were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Employer; provided that any right which shall vest by reason of the action of the Board or the stockholders pursuant to this paragraph (d) shall be divested, with respect to any such right not already exercised, upon the abandonment by the Employer of such dissolution, or such sale or other disposition of assets, as the case may be.

        A Change in Control shall not occur upon the mere reincorporation of the Employer in another state.

     2.4 "COVERED TERMINATION" means the termination of an Eligible Employee's employment (a) either (i) by the Eligible Employee for Good Reason or (ii) involuntarily by the Employer (or its successor following a Change in Control) for a reason other than Good Cause or disability and (b) on or after the date on which a Change in Control occurs and on or before the second anniversary of such date. The term Covered Termination shall not include the transfer of the Eligible Employee's employment to the Employer's successor following a Change in Control, provided that such transfer does not constitute or result in the employee having Good Reason to resign.

     2.5 "EFFECTIVE DATE" means the date set forth in Subsection 1.4 above.

     2.6 "ELIGIBLE EMPLOYEE" means an individual who (a) is designated on Appendix A to this Plan as of the date of a Covered Termination and (b) was an officer of the Employer on the date of a Change in Control occurring within two years before the Covered Termination.

     2.7 "ELIGIBILITY CONDITIONS" means the conditions on eligibility for Separation Pay set forth in Subsection 3.2 below.

     2.8 "EMPLOYER" means PCD Inc., a corporation organized under the laws of Massachusetts, and its subsidiaries. To the extent required to carry out the intent of this Plan, the term Employer shall also refer to the Employer's successor following a Change in Control.

     2.9 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     2.10 "GOOD CAUSE" means an Eligible Employee's (a) willful and continuing failure substantially to perform duties assigned in good faith from time to time by the Employer (provided that such failure is not solely the result of (i) a disability established to the satisfaction of either the Employer's Chairman or a majority of its Board or (ii) a leave of absence either granted in writing by the Employer or guaranteed by applicable law or
(iii) some other reason agreed to in advance by either the Employer's Chairman or a majority of its Board); or (b) willful conduct which is demonstrably and materially injurious to the Employer; or (c) conviction of a felony or a misdemeanor involving the theft, misappropriation or embezzlement of property of the Employer.

     No termination of an Eligible Employee's employment shall be for Good Cause unless: (a) notice of such Good Cause is provided to the employee by or on behalf of the Board; and (b) no valid prior or simultaneous notice of Good Reason has been given by the employee; and (c) the employee is afforded an opportunity to be heard before the Board, represented by counsel; and (d) a majority of the Board then determines that Good Cause exists for the employee's termination; and (e) only if and to the extent a cure-period is permitted under any separate agreement between the Employer and the employee, the employee has failed to timely cure such asserted Good Cause. The required hearing need not be held before the Eligible Employee's termination occurs, but it must be within 30 days after the required notice of asserted Good Cause is given to the Employee, unless the employee agrees to a postponement.

     For purposes of this subsection, the term Board shall include the board of directors (or body with a similar function) of the Employer's successor by which the Eligible Employee is employed following a Change in Control.

     2.11 "GOOD REASON" means an Eligible Employee's resignation from his or her employment due to: (a) a substantial reduction imposed by the Employer in the responsibilities of the employee's position with the Employer; or (b) a reduction in the employee's Base Pay; or (c) the elimination or impairment of the employee's eligibility for compensation or benefits programs generally available to other Eligible Employees; or (d) a requirement imposed by the Employer that the employee relocate to a new post at least 50 miles from his or her then-existing post; or (e) only if so provided under any separate agreement between the Employer and the Eligible Employee, the employee has not been offered continued employment with the Employer or its successor following a Change in Control on substantially the same terms and conditions of employment as were in effect for the employee immediately prior to the Change in Control.

     No resignation by an Eligible Employee shall be for Good Reason unless:
(a) notice of such Good Reason is provided to the Board by or on behalf of the Eligible Employee and (b) the Employer fails to cure such asserted Good Reason within thirty days after receipt of such notice; provided that the Employer shall have the sole discretion to determine whether or not (i) to attempt or complete such a cure or (ii) to dispute in good faith or accept the existence of such Good Reason.

     For purposes of this subsection, the term Board shall include the board of directors (or body with a similar function) of the Employer's successor by which the Eligible Employee is employed following a Change in Control.

     2.12 "PARTICIPANT" means an Eligible Employee who is entitled to receive separation benefits under the terms and conditions of the Plan.

     2.13 "PLAN" means the Employer's Executive Separation Benefits Plan as set forth in this document and in any and all amendments and supplements to this document.

     2.14 "PLAN ADMINISTRATOR" means the Employer or such other person, entity or committee as may be appointed from time to time by the Employer to administer the Plan.

     2.15 "PLAN YEAR" means the annual twelve-month period set forth in Subsection 1.5 above.

     2.16 "SEPARATION BENEFITS PERIOD" means, for any Participant, the period equal to the number of months of Base Pay to be received by the Participant as Separation Pay; provided that a Participant's Separation Benefits Period shall end earlier upon the Participant's failure to continue satisfying all Eligibility Conditions.

     2.17 "SEPARATION PAY" means the continuation of a Participant's Base Pay (salary) during the Separation Benefits Period or the payment of an equal amount in a lump sum in accordance with the terms and conditions of the Plan.

     2.18    "SPECIAL CIC BENEFITS" means the benefits referred to in Section
3.3 and payable in the event of an Eligible Employee's Covered Termination.


                           SECTION 3 - BENEFITS UNDER THE PLAN

     3.1 TYPES OF BENEFITS. An Eligible Employee whose employment with the Employer (or its successor following a Change in Control) is terminated solely due to a Covered Termination and with respect to whom all applicable Eligibility Conditions set forth in Subsection 3.2 below are met shall be entitled under this Plan to the following types of separation benefits:

     .01     Separation Pay as determined under Subsection 3.3 below;

     .02     Continued eligibility for certain employee benefit programs, as described in Subsection 3.5 below;

     .03     Certain stock option benefits, as described in Subsection 3.6 below.

     3.2 ELIGIBILITY CONDITIONS; NO MITIGATION. Notwithstanding anything else in this Plan, separation benefits shall be provided under this Plan only to an employee whose employment actually terminates in a Covered Termination. Furthermore, no employee shall be entitled to commence or continue receiving separation benefits under the Plan unless all of the following conditions are met and (to the extent applicable) continue to be met at all times:

     .01     The Eligible Employee must agree to and must sign and comply with a separation letter satisfactory to the Employer (or its successor following a Change in Control). The separation letter may include, without limitation:
(a) a comprehensive release of all claims of any sort against the Employer (and its present and former parents and subsidiaries and its successor following a Change in Control (collectively, the "Employer Group")) and all agents, employees, advisors and other representatives of the Employer Group in a form reasonably satisfactory to the Employer and (b) an acknowledgment that any then-existing agreements concerning confidentiality and/or non-competition binding on the Eligible Employee will remain in effect in accordance with their terms, but separation benefits under this Plan shall not otherwise be conditioned upon the employee's agreement not to compete with the Employer Group or to solicit any of the Employer Group's customers or employees during the Separation Benefits Period.

     .02     If not already fully paid or terminated for any other reason, a
Participant's Separation Pay and other benefits under this Plan shall cease as of the first date of any breach or other failure if the Participant breaches the terms of any separation letter entered into with the Employer pursuant to the requirements of clauses .01 above or any other applicable agreement or otherwise materially fails to satisfy any obligations of the Participant to the Employer under this Plan.

     .03     If not already fully paid or terminated for any other reason, a
Participant's Separation Pay and other benefits under this Plan shall cease as of the first date of any misconduct if the Employer becomes aware of any instance of the Participant's misconduct that would have constituted Good Cause for termination of the Participant's employment, whether such misconduct occurs prior to or following the Participant's termination of employment with the Employer; but provided that the notice, hearing and Board majority decision requirements of Subsection 2.10 are met promptly after discovery of the misconduct.

     A Participant shall not be required to seek replacement employment as a condition of receiving separation benefits and separation benefits otherwise payable under this Plan shall not be reduced or terminated on account of any employment undertaken by a Participant during or after his or her Separation Benefits Period.

     3.3 AMOUNT OF SEPARATION PAY. Effective for Covered Terminations made on or after the Effective Date while this Plan remains in effect and subject to Subsection 3.2, each Participant's Separation Pay shall equal the amount determined under the applicable one of the following clauses:

     .01     BASIC BENEFIT:  Except as otherwise provided in clause .02 of this Subsection 3.3, following his or her Covered Termination, a Participant shall receive Separation Pay equal to twelve months of Base Pay.

     .02     SPECIAL CIC BENEFITS:  In lieu of the benefit provided in clause
 .01 of this Subsection 3.3, the Separation Pay of a Participant who is listed on Appendix B shall be a lump sum amount equal to twelve months of Base Pay or such greater amount, if any, as is (as of the date of the Change in Control) either provided for under any separate agreement between the Employer and the Participant or specified for the Participant in Appendix B to this Plan.

     3.4 PAYMENT OF BENEFITS. Except in the case of Special CIC Benefits, Separation Pay shall be due and payable until paid in full at the rate of the Participant's Base Pay on each of the Participant's regular pay days during the Separation Benefits Period. If a Participant has on file with the Employer a direct deposit authorization, such authorization will apply to all or a portion of the Participant's Separation Pay, as specified in the direct deposit authorization. To the extent not directly deposited, checks for Separation Pay will be mailed to a Participant's most recent address of which the Plan Administrator has received notice in writing from the Participant. Special CIC Benefits Separation Pay shall be paid to the Participant in one lump sum at the time of (or as soon as possible after) the Participant's Covered Termination. Notwithstanding the foregoing, if the Plan Administrator receives written notice that the Participant is mentally incompetent, the Employer shall pay the balance of the Participant's Separation Pay only to the Participant's duly appointed legal representative.

     3.5 CONTINUED ELIGIBILITY FOR BENEFIT PROGRAMS. Subject to Subsection 3.2, during a Participant's Separation Benefits Period (or if sooner, for such medical and dental plans as the Participant has continuation rights under ERISA, until the Participant and his or her covered dependents cease to have such coverage continuation rights), the Participant shall be eligible for continued coverage by and participation in the same employee benefit programs (including without limitation, the medical and dental plans) and with the same amount of employer contributions as the Participant was eligible for on the date of the Covered Termination, but only to the extent that such programs allow for continuation of coverage. To the extent continuation coverage is not allowed, the Employer (or its successor following a Change in Control) will pay an amount of additional Separation Pay during the applicable benefits continuation period equal to the amount paid for the discontinued benefits immediately prior to the Participant's Covered Termination. Payroll deductions for the Participant's share of the cost of any contributory benefits (at the rate in effect from time to time for active executive employees of the Employer or its successor following a Change in Control) shall continue to be deducted from the Participant's Separation Pay, provided that if the Separation Pay has been paid in one lump sum, the Participant shall timely pay his or her share by personal check to the Employer.

     Nothing in this Plan shall affect the Participant's right (if any) under ERISA to elect continuation coverage at the Participant's own expense in the Employer's medical and dental plans after the end of the Separation Benefits Period.

     3.6 EFFECT OF CERTAIN COVERED TERMINATIONS ON CERTAIN STOCK OPTIONS. The following special provisions shall apply to all options to acquire shares of the Employer's capital stock held by a Participant whose employment with the Employer (or successor following a Change in Control) is terminated solely due to a Covered Termination, notwithstanding anything to the contrary in the grant of such options or any agreement with respect to such options:

     .01     ACCELERATED VESTING.  Fifty percent (or such greater percentage, if any, as is--as of the date of the Change in Control--either provided for under any separate agreement between the Employer and the Participant or specified for the Participant in Appendix B to this Plan) of any such options which are not exercisable as of the date of the Participant's Covered Termination shall become immediately exercisable on such date or, if sooner, on the date that the Employer (or its successor following a Change in Control) gives notice that any such non-exercisable options will be terminated in accordance with their terms pursuant to a Change in Control without replacement by substitute options of reasonably equivalent value.

     .02     GRACE PERIOD TO EXERCISE.  Subject to clause .03 below,  all exercisable options held by the Participant (including those which become exercisable pursuant to clause .01 above) on the date of his or her Covered Termination shall remain exercisable for a period of twelve months after such date (and for any longer period that the options would have remained exercisable in accordance with their terms or as is--as of the date of the Change in Control--either provided for under any separate agreement between the Employer and the Participant or specified for the Participant in Appendix B to this Plan).

     .03     TERMINATION OF GRACE PERIOD.  Notwithstanding the grace period provided under clause .02 above, a Participant's options will terminate and cease to be exercisable pursuant to this Plan upon the earliest to occur of:

             (a) The date that such options would have expired if the Participant had remained employed by the Employer throughout the grace period;

             (b) The dissolution of the Employer, but any substitute options in the securities of another company shall not be affected by the Employer's dissolution; or

             (c) The date set in any notice given that the options will be terminated in accordance with their terms pursuant to a Change in Control, but any substitute options in the securities of another company shall not be affected by such termination and provided that such substitute options shall be provided under a good-faith reasonable conversion formula if the Employer (or its successor following a Change in Control) is reasonably able to do so.

     3.7 INDIVIDUAL ARRANGEMENTS. Nothing in the Plan shall preclude the Employer from entering into individual arrangements with employees for the payment of severance benefits in addition to the benefits provided under the Plan. No such individual arrangement shall entitle any person not a party thereto to any benefits of any nature.


                  SECTION 4 - PLAN AMENDMENT AND TERMINATION

     4.1 EMPLOYER'S RIGHT TO AMEND OR TERMINATE PLAN. The Employer may amend or terminate the Plan only as provided in the applicable one of the following clauses:

     .01     DURING THE FIRST TWO YEARS.  This Plan shall not be amended or terminated on or before the second anniversary of the Effective Date except as follows:
             (a)     TO PERMIT POOLING:  The Plan (including its Appendixes)
may be terminated or amended as necessary pursuant to a majority vote of the Board taken consistently with an understanding that failure to so terminate or amend the Plan would prevent the Employer from entering into a then-proposed transaction to be accounted for as a pooling of interests with one or more other entities; provided that such understanding is based reasonably and in good faith upon information provided to the Board by any of the following:
(i) the independent accountants of the Employer; (ii) the independent accountants of any other party to the proposed transaction; or (iii) the Securities and Exchange Commission.

             (b) TO COMPLY WITH LAW: The Plan (including its Appendixes) may be amended as necessary pursuant to a majority vote of the Board taken consistently with a good-faith opinion of counsel to either the Employer or the Board that such amendment is required by applicable law; provided that the Employer shall thereupon use its best efforts to provide the Eligible Employees and the Participants with the value of the benefits intended under this Plan immediately prior to the effective date of the amendment.

             (c) TO ADD ELIGIBLE EMPLOYEES AND/OR SPECIAL CIC BENEFITS IN APPENDIXES A AND B: Appendixes A and/or B may be amended as necessary pursuant to a majority vote of the Board to add Eligible Employees and/or Special CIC Benefits.

     .02     AFTER THE SECOND YEAR.  Following the second anniversary of the
Effective Date, the Employer may amend or terminate this Plan as follows:

             (a) PRIOR TO A CHANGE IN CONTROL: Prior to the occurrence of a Change in Control and following the second anniversary of the then most recent Change in Control, the Employer may amend the Plan (including its Appendixes) in any manner at any time and from time to time and may terminate the Plan at any time.

             (b) AFTER A CHANGE IN CONTROL: After the occurrence of a Change in Control and until the second anniversary of such Change in Control, this Plan shall not be terminated and shall be amended only in accordance with the provisions of clauses .01(b) or .01(c) of this Subsection 4.1.

     4.2 METHOD OF AMENDMENT OR TERMINATION. Any amendment or termination of the Plan shall be made by a written instrument signed by an officer of the Employer upon due authorization by the Board.


                        SECTION 5 - PLAN ADMINISTRATION

     5.1 PLAN ADMINISTRATOR. The Plan Administrator shall be a "named fiduciary" for purposes of Section 402(a)(1) of ERISA, with authority to control and manage the operation and administration of the Plan, and shall be the agent for service of process against the Plan. The Plan Administrator shall have full power to administer the Plan in all matters, subject to applicable requirements of law. For this purpose, the Plan Administrator's power shall include, but shall not be limited to the following authority, in addition to all other powers provided by the Plan:

     .01     To make and enforce such rules and regulations as the Plan
Administrator deems necessary or proper for the efficient administration of the Plan, including the establishment of any claims procedures that may be required by applicable provisions of law;

     .02     To appoint such agents, counsel, accountants, consultants and other persons to participate in the administration of the Plan as the Plan Administrator deems appropriate;

     .03     To allocate and delegate the responsibilities of the Plan
Administrator and to designate other persons to carry out any of the Plan Administrator's responsibilities; provided that any such allocation, delegation or designation shall be in writing and in accordance with applicable requirements of law;

     .04     To sue or be sued on behalf of the Plan and to appoint additional agents for service of process; and

     .05     To the fullest extent permitted by law, the Plan Administrator shall have the exclusive responsibility and discretion to decide all matters relating to eligibility, coverage or benefits under the Plan and to interpret all provisions of the Plan and to determine all matters relating to the operation and administration of the Plan. Any determination by the Plan Administrator shall be final and binding, in the absence of clear and convincing evidence that the Plan Administrator acted arbitrarily and capriciously.

     5.2 RECORDS. The Plan Administrator shall maintain such records as it deems necessary to determine benefits and eligibility under the Plan and shall make available to each Participant such portions of the records under the Plan as pertain to the Participant, for examination at reasonable times during normal business hours.

     5.3 RELIANCE. In administering the Plan, the Plan Administrator shall be entitled to the extent permitted by law to rely conclusively on all information (including without limitation all tables, valuations, certificates, opinions and reports) which is furnished by or in accordance with the instructions or recommendations of accountants, counsel, actuaries, consultants or other experts employed or engaged by the Plan Administrator.

     5.4 INDEMNIFICATION. Except as prohibited by law, any individual or individuals serving as Plan Administrator (or as a member of any board or committee that serves as Plan Administrator) shall be indemnified in full by the Employer against expenses, including attorneys' fees, and against the amount of any judgment, money decree, fine or penalty, or against the amount of any settlement deemed reasonable by the Board, necessarily paid or incurred by such individual or individuals in connection with or arising out of any claim made, or any civil or criminal action, suit or proceeding of whatever nature brought against such individual, or in which such individual is made a party, or in which such individual is otherwise involved, by reason of being or having been such Plan Administrator (or any member of any such board or committee). Such indemnification shall apply to any such individual even though at the time of such claim, action, suit or proceeding such individual is no longer Plan Administrator (or a member of any such board or committee).

                       SECTION 6 - MISCELLANEOUS MATTERS

     6.1 INFORMATION REQUIRED. Participants and Eligible Employees shall provide the Plan Administrator with such information and evidence, and shall sign such documents, as may be requested from time to time for the purpose of administering the Plan.

     6.2 NO GUARANTY OF EMPLOYMENT. This Plan shall not be a contract of employment between the Employer and any employee. Nothing contained in the Plan document nor any action taken in connection with the adoption, operation or maintenance of the Plan shall be construed as a contract of employment between the Employer and any employee or as consideration or inducement for the employment of any employee. Nothing in the Plan or in the adoption, operation or maintenance of the Plan shall give any employee the right to remain in the Employer's employ, nor shall it give the Employer the right to require any employee to remain in its employ, nor shall it interfere with the employee's right to terminate his or her employment at any time. Without limiting the generality of the foregoing, the Employer shall have the right to terminate or change the terms of employment of any employee, Eligible Employee or Participant at any time and for any reason whatsoever, with or without cause or notice.

     6.3 EXCLUSIVE PLAN. Except to the extent otherwise expressly provided herein or in any separate agreement between the Employer (or its successor following a Change in Control) and an Eligible Employee, this Plan shall exclusively govern any claims for any type of severance benefits as a result of any termination of employment due to a Covered Termination on or after the Effective Date, while the Plan remains in effect. Any other generally applicable severance plans of any nature maintained by the Employer shall be terminated as of such Effective Date with respect to any claims for severance benefits as a result of any Covered Termination occurring on or after such Effective Date.

     6.4 SOLE SOURCE FOR PAYMENT OF BENEFITS. All benefits provided under the Plan shall be paid solely from the general assets of the Employer.
Nothing in the Plan shall be construed to require the Employer or the Plan Administrator to maintain any fund or segregate any amount for the benefit of any Participant, and no Participant or any other person shall have any claim against, right to, or security or other interest in, any fund, account or asset of the Employer from which any payment under the Plan may be made. Neither the Employer nor any director, officer, employee or agent or other representative of the Employer shall be liable, otherwise than as expressly provided in the Plan, for payment of any benefits under the Plan or shall have any other liability to a Participant or to any other person.

     6.5 NON-ALIENATION. No benefit payable under the Plan shall be subject in any manner whatsoever to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind, and each and every attempt to alienate, sell, transfer, assign, pledge, attach or encumber any such benefit under the Plan shall be void and of no force and effect whatsoever.

     6.6 NO VESTING. No person shall have any vested or non-forfeitable interest at any time in any payment or other benefit provided under the Plan.

     6.7 OBLIGATIONS TO WITHHOLD AND PAY TAXES. Each Participant shall be liable for all tax obligations, if any, with respect to any sum received or other benefit provided pursuant to the Plan and for accurately reporting all such income and paying in full all such taxes to the appropriate federal, state and local authorities. The Employer shall have the right to deduct and withhold from any payment due under the Plan or from other amounts owed to the Participant all withholding taxes and other amounts required by law.

     6.8 GOVERNING LAW. The Plan and the rights of all persons under the Plan shall be construed in accordance with and under applicable provisions of the laws of Massachusetts, except to the extent federal laws pre-empt such laws.


                         SECTION 7 - CLAIMS PROCEDURE

     7.1 CLAIM FOR BENEFITS. Eligible Employees do not need to file a claim for benefits under the Plan. If an individual believes that he or she is eligible for severance benefits even though no such benefits have been offered, or if an Eligible Employee or Participant believes that his or her benefits have been calculated incorrectly or terminated prematurely or that the Plan has been otherwise violated, the aggrieved individual may file a claim with the Plan Administrator. The Plan Administrator shall advise the claimant either that the claim is allowed, or that the claim is denied, or that the claimant needs to submit additional information. If the claim is denied, the Plan Administrator shall furnish the claimant written notice of such denial within a reasonable time after receipt of the claim, and such notice shall include:

     .01     the reason for the denial;

     .02 specific references to Plan provisions on which the denial is based; and

     .03     information as to how to submit the claim for review.

If no notice of denial is furnished within 90 days after receipt of the claim by the Plan Administrator, the claim shall be deemed denied.

     7.2 APPEALS. If a claim filed under Subsection 7.1 is denied (or deemed denied), the claimant may file a request for review with the Plan Administrator. The claimant shall be entitled to examine pertinent documents, to submit issues and comments in writing and to request a hearing before the Plan Administrator. The appeal of any claim must be submitted in writing within 60 days after (a) the date that the claim was deemed denied or (b) the receipt of notice of denial by the claimant, whichever is applicable. The Plan Administrator shall send the claimant a written decision regarding the appeal. Normally, the decision will be made within 60 days after the appeal is filed, but if the Plan Administrator determines that additional time is reasonably necessary, up to 60 additional days may be taken to resolve the appeal. The decision of the Plan Administrator on such review shall be final.


                           SECTION 8 - ERISA RIGHTS

     8.1 PARTICIPANTS' RIGHTS. ERISA guarantees each individual who is a Participant in the Plan certain rights and protections. In summary, ERISA provides that all Participants are entitled to:

     .01     Examine, without charge, at the Employer's benefits office and at other specified work sites, the Plan document, including copies of all documents filed in connection with the Plan with the U.S. Department of Labor, such as detailed annual reports (if required by applicable law).

     .02     Obtain copies of all Plan documents and other Plan information upon written request to the Employer's benefits office. The benefits office may make a reasonable charge for such copies.

     .03     Receive a summary of the Plan's financial report (if required by applicable law). The Employer's benefits office is required by law to furnish each Participant with a copy of each required summary annual report.

     8.2 FIDUCIARY DUTIES. In addition to creating rights for Participants, ERISA imposes duties upon the people who are responsible for the operation of employee benefit plans. The people who operate the Plan, called "fiduciaries," have a duty to do so prudently and in the interest of Participants and beneficiaries. No one, including the Employer or any other person, may fire anyone or otherwise discriminate against anyone in any way to prevent that individual from obtaining a benefit or exercising rights under ERISA. If a claim for a benefit is denied in whole or in part, a written explanation of the reason for the denial must be given. Individuals also have the right to have the Plan Administrator review and reconsider a claim.

     8.3 ENFORCEMENT OF RIGHTS. Under ERISA, there are steps that any person with rights under the Plan may take to enforce those rights. For example, if a Participant requests materials from the Employer's benefits office and does not receive them within 30 days, he or she may file suit in a federal court. In such case, the court may require the Employer to provide the materials and to pay up to $100 per day until the materials are provided, unless the materials were not provided because of reasons beyond the Employer's control.

     If a claim for benefits is denied or ignored in whole or in part, the aggrieved individual may file suit in a state or federal court.

     If the Plan fiduciaries misuse the Plan's money, or if the Plan discriminates against an individual for asserting rights under ERISA, the individual may seek assistance from the U.S. Department of Labor or may file suit in federal court. The court will decide who will pay court costs and legal fees. If the individual is successful, the court may order the person sued to pay those costs and fees. If the individual is unsuccessful, the court may order him or her to pay those costs and fees if, for example, it finds the claim to be frivolous.

     Questions about the Plan should be directed to the Plan Administrator. Questions about this statement or about an individual's rights under ERISA should be directed to the nearest Area Office of the U.S. Labor-Management Services Administration, Department of Labor.

     IN WITNESS WHEREOF, the Employer, by its duly authorized officer, has executed this document, under seal.

                                   PCD INC.

                                       By:/s/ John L. Dwight, Jr.
                                          ------------------------------------
                                          John L. Dwight, Jr.
                                          Chairman, President and Chief
                                          Executive Officer


Plan Administrator:                   Employer Identification No.: 04-2604950

PCD INC.
c/o John L. Dwight, Jr.
2 Technology Drive
Centennial Park
Peabody, MA  01960
Telephone: (978) 532-8800

                          APPENDIX A TO THE PCD INC.
                      EXECUTIVE SEPARATION BENEFITS PLAN


Designation of Eligible Employees as of January 1, 2000, pursuant to Subsection 2.6:

1.  John L. Dwight, Jr.          Chairman of the Board, President and Chief
                                 Executive Officer

2.  Roddy J. Powers              Vice President, Operations

3.  Jeffrey A. Farnsworth        Vice President - Sales and Marketing,
                                 Wells - CTI Division

4.  John J. Sheehan III          Vice President - Finance and Administration,
                                 Chief Financial Officer and Treasurer

5.  John T. Doyle                Vice President - General Manager,
                                 Industrial/Avionics Division

                          APPENDIX B TO THE PCD INC.
                      EXECUTIVE SEPARATION BENEFITS PLAN


Designation of Eligible Employee as of January 1, 2000 entitled to Special CIC Benefits, pursuant to Subsection 3.3.02:

John L. Dwight, Jr.     Chairman of the Board, President and Chief Executive
                        Officer - Separation Pay equal to twenty four months of Base Pay.

                              TABLE OF CONTENTS

                                                                          PAGE

SECTION 1 - GENERAL INFORMATION
     1.1  Adoption and Purpose of Plan.......................................1
     1.2  Status of Plan                                                     1
     1.3  Summary Plan Description...........................................1
     1.4  Effective Date.....................................................1
     1.5  Plan Year..........................................................1
SECTION 2 - DEFINITIONS
     2.1  "Base Pay".........................................................1
     2.2  "Board"............................................................1
     2.3  "Change in Control"................................................2
     2.4  "Covered Termination"..............................................3
     2.5  "Effective Date"...................................................3
     2.6  "Eligible Employee"................................................4
     2.7  "Eligibility Conditions"...........................................4
     2.8  "Company"..........................................................4
     2.9  "ERISA"............................................................4
     2.10 "Good Cause".......................................................4
     2.11 "Good Reason"......................................................4
     2.12 "Participant"......................................................5
     2.13 "Plan".............................................................5
     2.14 "Plan Administrator"...............................................5

     2.15 "Plan Year"........................................................5
     2.16 "Separation Benefits Period".......................................5
     2.17 "Separation Pay"...................................................5
     2.18 "Special CIC Benefits".............................................5
SECTION 3 - BENEFITS UNDER THE PLAN..........................................6
     3.1  Types of Benefits..................................................6
     3.2  Eligibility Conditions; No Mitigation..............................6
     3.3  Amount of Seperation Pay...........................................7
     3.4  Payment of Benefits................................................7
     3.5  Continued Eligibility for Benefit Programs.........................7
     3.6  Effect of Certain Covered Terminations on Certain Stock Options....8
     3.7  Individual Arrangements............................................9
SECTION 4 - PLAN AMENDMENT AND TERMINATION...................................9
     4.1  Employer's Right to Amend or Terminate Plan........................9
     4.2  Method of Amendment or Termination................................10
SECTION 5 - PLAN ADMINISTRATION.............................................10
     5.1  Plan Administrator................................................10
     5.2  Records...........................................................11
     5.3  Reliance..........................................................11
     5.4  Indemnification...................................................11
SECTION 6 - MISCELLANEOUS MATTERS...........................................11
     6.1  Information Required..............................................11
     6.2  No Guaranty of Employment.........................................11

     6.3  Exclusive Plan....................................................11
     6.4  Sole Source for Payment of Benefits...............................12
     6.5  Non-Alienation....................................................12
     6.6  No Vesting........................................................12
     6.7  Obligations to Withhold and Pay Taxes.............................12
     6.8  Governing Law.....................................................12
SECTION 7 - CLAIMS PROCEDURE................................................12
     7.1  Claim for Benefits................................................12
     7.2  Appeals...........................................................13
SECTION 8 - ERISA RIGHTS....................................................13
     8.1  Participants' Rights..............................................13
     8.2  Fiduciary Duties..................................................13
     8.3  Enforcement of Rights.............................................14



























                                    -iii-
<EXHIBIT>                                                         EXHIBIT 21.1

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

                 CONSENT OF PRICEWATERHOUSECOOPERS LLP

We consent to the incorporation by reference in the Registration Statements of PCD Inc. on Form S-8 (File Nos. 333-07393, 333-07403, 333-07405 and 333-57805)
of our report dated February 3, 2000, except as to the information included in the fourth paragraph of Footnote 9 for which the date is March 6, 2000, relating to the financial statements which appear in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2000

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

Chicago, Illinois
March 17, 2000


1