Form 10-Q
period 2000-04-01
PCD INC
filed 2000-05-11
CIK 1007594

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2000 or

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

Number of shares of common stock, $0.01 par value, outstanding at May 10, 2000: 8,587,351

                                   PCD Inc.

                                  FORM 10-Q

                             FOR THE QUARTER ENDED

                                 APRIL 1, 2000

FORWARD LOOKING INFORMATION

     Statements in this quarterly report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking statements" as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the integrated circuit package interconnect and semiconductor industries, the Company's dependence on its principal customers and independent distributors, acquisitions and indebtedness, international sales and operations, fluctuations in demand for the Company's products, the Company's ability to meet its debt covenants, rapid technological evolution in the electronics industry and the like. In addition, the Company has experienced unanticipated costs or other difficulties in connection with the acquisition of Wells Electronics, Inc. The Company's most recent filings with the Securities and Exchange commission, including its Annual Report on form 10-K, Quarterly Reports on Form 10-Q and Current reports on Form 8-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of April 1, 2000 and December 31, 1999. Consolidated Statements of Income for the quarters ended April 1, 2000 and April 3, 1999.
    Consolidated Statements of Cash Flows for the quarters ended April 1, 2000 and April 3, 1999.
    Notes to Condensed Consolidated Financial Statements.

                                   PCD Inc.
                         CONSOLIDATED BALANCE SHEETS
                          (Condensed and unaudited)
                                (In thousands)


                                                           4/1/00    12/31/99
                                                          -------    --------
ASSETS
Current assets:
   Cash and cash equivalents..........................    $    723   $    652
   Accounts receivable, net...........................       7,631      6,831
   Inventory..........................................       5,402      5,479
   Income tax refund receivable.......................       1,416      1,416
   Prepaid expenses and other current assets..........         546        674
                                                          --------   --------
          Total current assets........................      15,718     15,052
Equipment and improvements
   Equipment and improvements.........................      29,645     29,089
   Accumulated depreciation...........................      12,741     11,547
                                                          --------   --------
Equipment and improvements, net.......................      16,904     17,542
Deferred tax asset....................................      12,252     12,258
Goodwill..............................................      54,736     55,506
Intangible assets.....................................      11,159     11,418
Debt financing fees...................................       1,548      1,276
Other assets..........................................       1,631      1,734
                                                          --------   --------
          Total assets................................    $113,948   $114,786
                                                          ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt....................................    $ 12,500   $ 12,000
   Current portion of long-term debt..................       8,900      8,800
   Accounts payable...................................       4,685      3,972
   Accrued liabilities................................       3,005      3,190
                                                          --------   --------
          Total current liabilities...................      29,090     27,962
Long-term debt, net of current portion................      26,500     28,800
Accumulated other comprehensive (loss)................         (51)       (27)
Stockholders' equity..................................      58,409     58,051
                                                          --------   --------
          Total liabilities and stockholders' equity..    $113,948   $114,786
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

                                   PCD Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (Condensed and unaudited)
                     (In thousands, except per share data)



                                                              Quarter Ended
                                                            -----------------
                                                            4/1/00     4/3/99
                                                            ------    -------
Net sales.............................................     $13,905    $12,633
Cost of sales.........................................       7,722      6,379
                                                           -------     ------
Gross profit..........................................       6,183      6,254
Operating expenses....................................       3,380      3,523
Amortization..........................................       1,048      1,048
                                                           -------     ------
Income from operations................................       1,755      1,683
Interest expense /(other income), net.................       1,218      1,097
                                                           -------    -------
Income before income taxes............................         537        586
Provision for income taxes............................         215        221
                                                           -------    -------
Net income.............................................    $   322     $  365
                                                           =======     ======

Net income per share:
     Basic............................................     $  0.04     $ 0.04
                                                           =======     ======
     Diluted..........................................     $  0.04     $ 0.04
                                                           =======     ======

Weighted average number of shares outstanding
     Basic............................................       8,578      8,451
                                                             =====      =====
     Diluted..........................................       9,001      9,053
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

                                   PCD Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Condensed and unaudited)
                                (In thousands)

                                                              Quarter Ended
                                                            -----------------
                                                            4/1/00     4/3/99
                                                            ------     ------
Cash flows from operating activities:
  Net income...........................................    $   322     $  365
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation......................................      1,191      1,062
     Amortization of intangible assets.................      1,048      1,048
     Amortization of debt financing costs..............         95         59
     Deferred taxes....................................          -        239
     Changes in operating assets and liabilities:
       Accounts receivable.............................       (932)    (1,138)
       Inventory.......................................         56       (261)
       Prepaid expenses and other current assets.......        114        (16)
       Other assets....................................       (289)        18
       Accounts payable................................        763       (207)
       Accrued liabilities.............................        (58)      (447)
                                                           -------    -------
         Net cash provided by operating activities.....      2,310        722

Cash flows from investing activities:
  Capital expenditures.................................       (554)      (980)
                                                           -------    -------
         Net cash used in investing activities.........       (554)      (980)

Cash flows from financing activities:
  Borrowings of short-term debt........................        500      2,500
  Payments of long-term debt...........................     (2,200)    (2,100)
  Exercise of common stock options.....................         36         73
                                                           -------    -------
         Net cash provided by
          (used in) financing activities...............     (1,664)       473
                                                           -------    -------
Net increase in cash...................................         92        215
Effect of exchange rate on cash........................        (21)       (34)
Cash and cash equivalents at beginning of period.......        652        852
                                                           -------    -------
Cash and cash equivalents at end of period.............    $   723    $ 1,033
                                                           =======    =======






                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                                   PCD Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (April 1, 2000 Unaudited)

Note 1.  INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.


Note 2.  NET INCOME PER SHARE

     In accordance with FAS No. 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended April 1, 2000 and April 3, 1999:

                                                Net Income           Per Share
                                                   (Loss)    Shares     Amount
                                                ----------- ---------  -------
For the period ended April 1, 2000
 Basic earnings..............................  $  322,000    8,578,278  $ 0.04
 Assumed exercise of options (treasury method)          -      423,026       -
                                               ----------    ---------  ------
 Diluted earnings............................  $  322,000    9,001,314  $ 0.04
                                               ==========    =========  ======
For the period ended April 3, 1999
 Basic earnings..............................  $  365,000    8,450,961  $ 0.04
 Assumed exercise of options (treasury method)          -      601,998       -
                                               ----------    ---------  ------
 Diluted earnings............................  $  365,000    9,052,959  $ 0.04
                                               ==========    =========  ======

     Anti-dilutive shares of 243,603 and 119,556 for the quarters ended April 1, 2000 and April 3, 1999, respectively, have been excluded from the calculation of EPS.









                                      7
Note 3.  INVENTORY

                                                           4/1/00  12/31/99
                                                           ------  --------
                                                            (In Thousands)
Inventory:
     Raw materials and finished subassemblies..........    $4,120    $3,803
     Work in process...................................       242       308
     Finished goods....................................     1,040     1,368
                                                           ------    ------
       Total...........................................    $5,402    $5,479
                                                           ======    ======


Note 4.  COMPREHENSIVE INCOME

     The Company's only other comprehensive income is foreign currency translation adjustments. For the three months ended April 1, 2000 and April 3, 1999 the Company's total comprehensive income was as follows:

                                                         Three Months Ended
                                                         ------------------
                                                         4/1/00     4/3/99
                                                         ------    -------
                                                           (In thousands)
Net earnings.....................................       $   322    $   365
Other comprehensive loss, net....................           (14)       (32)
                                                        -------    -------
     Total comprehensive earnings................       $   308    $   333
                                                        =======    =======


Note 5.  NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company believes FAS 133 will not have any material impact on its financial position, results of operations and cash flows.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements. However, the final evaluation of SAB 101 is not yet complete.


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


Note 7.  SEGMENT INFORMATION:
                                                        THREE MONTHS ENDED
                                                        ------------------
                                                        4/1/00     4/3/99
                                                          (In thousands)
SALES:
  Industrial/Avionics.............................     $  4,843   $  4,941
  IC Package interconnect.........................        9,062      7,692
                                                       --------   --------
    Total sales...................................     $ 13,905   $ 12,633
                                                       ========   ========
NET INCOME (loss):
  Industrial/Avionics.............................     $    573   $    757
  IC Package interconnect.........................         (246)      (427)
  Corporate activities............................           (5)        35
                                                       --------   --------
    Total net income..............................     $    322   $    365
                                                       ========   ========

                                                        4/1/00    12/31/99
                                                       --------   --------
                                                          (In thousands)
ASSETS:
  Industrial/Avionics.............................     $  9,199   $  9,269
  IC Package interconnect.........................       89,414     90,004
  Corporate activities............................       15,335     15,513
                                                       --------   --------
    Total assets..................................     $113,948   $114,786
                                                       ========   ========
                                      9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED APRIL 1, 2000 COMPARED TO THE QUARTER ENDED APRIL 3, 1999

NET SALES. Net sales of $13.9 million for the quarter ended April 1, 2000 increased by $1.3 million or 10.1% from net sales of $12.6 million during the prior year quarter. The increase in sales was due to higher sales in the I/C package interconnect business resulting in part from the recovery in the semiconductor industry that began in 1999.

GROSS PROFIT. Gross profit was $6.2 million for the quarter ended April 1, 2000 as compared with $6.3 million during the prior year quarter. As a percentage of revenue, gross profit was 44.5% during the quarter as compared with 49.5% during the prior year quarter. The decline in dollar and percentage terms during 2000 was due to a combination of selling price pressure and a shift in product mix within certain segments of the I/C package interconnect business.

OPERATING EXPENSES. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased to $3.4 million during the quarter ended April 1, 2000 from $3.5 million during the prior year quarter. The decrease was due primarily to specific cost reductions at the Wells-CTI division implemented during 1999.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense and other income, net during the quarter ended April 1, 2000 was $1.2 million as compared with $1.1 million during the prior year quarter. The increase in 2000 was due to higher borrowing costs, which were partially offset by lower debt balances.

PROVISION FOR INCOME TAXES. The provision for income taxes during the quarter ended April 1, 2000 was 40% as compared with a provision of 38% during the prior year quarter. The increase in 2000 is due to a projected profitable Japanese subsidiary in 2000, which bears a higher tax rate than the Company's U.S subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities during the quarter ended April 1, 2000 was $2.3 million compared to $0.7 million during the prior year quarter. During the quarter, the Company reduced net debt by $1.7 million to $47.9 million from $49.6 million at December 31, 1999. The balance at April 1, 2000 consists of $12.5 million outstanding under the revolving line of credit and a term loan balance of $35.4 million. Capital expenditures during the quarter were $554,000 and are projected to be approximately $4.4 million for the year. Capital expenditures consist primarily of purchased tooling and equipment to support the Company's business. The amount of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

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

    At April 1, 2000, the Company was in compliance with its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

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

     INTERNAL IT SYSTEMS. The Company utilizes a significant number of information technology systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. Since 1997, the Company has reviewed the Year 2000 issue that encompassed operating and administrative areas of the Company. Independent of the Year 2000 Issue and in order to improve access to business information through common, integrated computing systems across the Company, PCD began a worldwide information technology systems replacement project with systems that use programs from Oracle Corporation ("ORACLE"). As of August 3, 1999, the Company had successfully completed the implementation of this system in its United States operations and our Japanese implementation had been temporarily suspended. The current Japanese systems have been found to be Year 2000 compliant. Prior to the implementation of ORACLE, we found that our South Bend, Indiana location required an update to their internal IT systems and this was achieved at a cost of approximately $90,000. The systems that required these updates were replaced by ORACLE.

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

                                   PCD INC.
                                   (Registrant)



Dated:    May 11, 2000             /s/ John L. Dwight, Jr.
          ------------             ------------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    May 11, 2000             /s/ John J. Sheehan III
          ------------             ------------------------------
                                   John J. Sheehan III
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)