Form 10-Q
period 2000-07-01
PCD INC
filed 2000-08-14
CIK 1007594

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2000 or

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

Number of shares of common stock, $0.01 par value, outstanding at August 14, 2000: 8,607,601

                                   PCD Inc.

                                  FORM 10-Q

                             FOR THE QUARTER ENDED

                                 JULY 1, 2000

FORWARD LOOKING INFORMATION

     Statements in this quarterly report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the integrated circuit package interconnect and semiconductor industries, the availability of certain critical basic materials, the Company's ability to meet its debt covenants, fluctuations in demand for the Company's products, the Company's dependence on its principal customers and independent distributors, acquisitions and indebtedness, international sales and operations, rapid technological evolution in the electronics industry and the like. The Company's most recent filings with the Securities and Exchange Commission, including Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of July 1, 2000 and December 31, 1999. Consolidated Statements of Income for the three and six fiscal months ended July 1, 2000 and July 3, 1999.
    Consolidated Statements of Cash Flows for the six fiscal months ended
     July 1, 2000 and July 3, 1999.
    Notes to Condensed Consolidated Financial Statements.

                                   PCD Inc.
                         CONSOLIDATED BALANCE SHEETS
                          (Condensed and unaudited)
                                (In thousands)


                                                           7/1/00    12/31/99
                                                          -------    --------
ASSETS
Current assets:
   Cash and cash equivalents..........................    $    883   $    652
   Accounts receivable, net...........................       6,916      6,831
   Inventory..........................................       5,420      5,479
   Income tax refund receivable.......................           -      1,416
   Prepaid expenses and other current assets..........         533        674
                                                          --------   --------
          Total current assets........................      13,752     15,052
Equipment and improvements
   Equipment and improvements.........................      30,378     29,089
   Accumulated depreciation...........................      13,949     11,547
                                                          --------   --------
Equipment and improvements, net.......................      16,429     17,542
Deferred tax asset....................................      11,624     12,258
Goodwill..............................................      53,965     55,506
Intangible assets.....................................      10,899     11,418
Debt financing fees...................................       1,566      1,276
Other assets..........................................       1,614      1,734
                                                          --------   --------
          Total assets................................    $109,849   $114,786
                                                          ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt....................................    $ 10,300   $ 12,000
   Current portion of long-term debt..................       9,000      8,800
   Accounts payable...................................       3,931      3,972
   Accrued liabilities................................       3,275      3,190
                                                          --------   --------
          Total current liabilities...................      26,506     27,962
Long-term debt, net of current portion................      23,939     28,800
Accumulated other comprehensive (loss)................         (61)       (27)
Stockholders' equity..................................      59,465     58,051
                                                          --------   --------
          Total liabilities and stockholders' equity..    $109,849   $114,786
                                                          ========   ========


                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                                   PCD Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (Condensed and unaudited)
                     (In thousands, except per share data)



                                           Quarter Ended      Six Months Ended
                                         ----------------     ----------------
                                          7/1/00   7/3/99      7/1/00   7/3/99
                                         -------  -------     -------  -------
Net sales............................... $14,330  $13,210     $28,235  $25,843
Cost of sales...........................   7,573    6,617      15,295   12,996
                                         -------  -------     -------  -------
Gross profit............................   6,757    6,593      12,940   12,847
Operating expenses......................   3,281    3,613       6,661    7,136
Amortization............................   1,047    1,047       2,095    2,095
                                         -------  -------     -------  -------
Income from operations..................   2,429    1,933       4,184    3,616
Interest expense /(other income), net...   1,202    1,131       2,420    2,228
                                         -------  -------     -------  -------
Income before income taxes..............   1,227      802       1,764    1,388
Provision for income taxes..............     492      278         707      499
                                         -------  -------     -------  -------
Net income.............................. $   735  $   524     $ 1,057  $   889
                                         =======  =======     =======  =======

Net income per share:
     Basic.............................. $  0.09  $  0.06     $  0.12  $  0.10
                                         =======  =======     =======  =======
     Diluted............................ $  0.08  $  0.06     $  0.12  $  0.10
                                         =======  =======     =======  =======

Weighted average number
 of shares outstanding
     Basic..............................  8,599    8,513       8,588    8,482
                                          =====    =====       =====    =====
     Diluted............................  8,984    9,043       9,000    9,048
                                          =====    =====       =====    =====




                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                                   PCD Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Condensed and unaudited)
                                (In thousands)

                                                            Six Months Ended
                                                            ----------------
                                                            7/1/00    7/3/99
                                                            ------    ------
Cash flows from operating activities:
  Net income...........................................    $ 1,057    $  889
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation......................................      2,389     2,141
     Amortization of intangible assets.................      2,095     2,060
     Amortization of debt financing costs..............        244        77
     Tax benefit from stock options exercised..........          -        50
     Tax Refund........................................      1,320         -
     Deferred taxes....................................        625       495
     Changes in operating assets and liabilities:
       Accounts receivable.............................       (232)     (287)
       Inventory.......................................         30      (578)
       Prepaid expenses and other current assets.......        223       101
       Other assets....................................       (354)       29
       Accounts payable................................         40        98
       Accrued liabilities.............................        130      (159)
                                                           -------   -------
         Net cash provided by operating activities.....      7,567     4,916

Cash flows from investing activities:
  Capital expenditures.................................     (1,290)   (1,954)
                                                           -------   -------
         Net cash used in investing activities.........     (1,290)   (1,954)

Cash flows from financing activities:
  Borrowings (repayments) of short-term debt, net......     (1,700)      900
  Payments of long-term debt...........................     (4,400)   (4,200)
  Proceeds from employee stock purchase plan...........         21         -
  Exercise of common stock options.....................         47       137
                                                           -------   -------
         Net cash provided by
          (used in) financing activities...............     (6,032)   (3,163)
                                                           -------   -------
Net (decrease) increase in cash........................        245      (201)
Effect of exchange rate on cash........................        (14)      (50)
Cash and cash equivalents at beginning of period.......        652       852
                                                           -------   -------
Cash and cash equivalents at end of period.............    $   883   $   601
                                                           =======   =======


                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                                   PCD Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (July 1, 2000 Unaudited)

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


Note 2.  NET INCOME PER SHARE

     In accordance with FAS No. 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended July 1, 2000 and July 3, 1999:

                                               Net Income            Per Share
                                                 (Loss)     Shares     Amount
                                               ----------  --------- ---------
For the quarter ended July 1, 2000
 Basic earnings..............................  $  735,000  8,598,559   $ 0.09
 Assumed exercise of options (treasury method)          -    385,932        -
                                               ----------  ---------   ------
 Diluted earnings............................  $  735,000  8,984,491   $ 0.08
                                               ==========  =========   ======
For the quarter ended July 3, 1999
 Basic earnings..............................  $  524,000  8,512,867   $ 0.06
 Assumed exercise of options (treasury method)          -    530,039        -
                                               ----------  ---------   ------
 Diluted earnings............................  $  524,000  9,042,906   $ 0.06
                                               ==========  =========   ======
For the six month period ended July 1, 2000
 Basic earnings..............................  $1,057,000  8,588,364   $ 0.12
 Assumed exercise of options (treasury method)          -    411,777        -
                                               ----------  ---------   ------
 Diluted earnings............................  $1,057,000  9,000,141   $ 0.12
                                               ==========  =========   ======
For the six month period ended July 3, 1999
 Basic earnings..............................  $  889,000  8,481,577   $ 0.10
 Assumed exercise of options (treasury method)          -    566,787        -
                                               ----------  ---------   ------
 Diluted earnings............................  $  889,000  9,048,364   $ 0.10
                                               ==========  =========   ======

     For the quarters ended July 1, 2000 and July 3, 1999, anti-dilutive shares of 182,248 and 130,324 and for the six month periods anti-dilutive shares of 213,093 and 121,281, respectively, have been excluded from the calculation of EPS.


Note 3.  INVENTORY
                                                           7/1/00  12/31/99
                                                           ------  --------
                                                            (In Thousands)
Inventory:
     Raw materials and finished subassemblies..........    $4,289    $3,803
     Work in process...................................       111       308
     Finished goods....................................     1,020     1,368
                                                           ------    ------
       Total...........................................    $5,420    $5,479
                                                           ======    ======


Note 4.  COMPREHENSIVE INCOME

     The Company's only other comprehensive income is foreign currency translation adjustments. For the three and six month periods ended July 1, 2000 and July 3, 1999 the Company's total comprehensive income (in thousands) was as follows:

                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                       7/1/00    7/3/99      7/1/00    7/3/99
                                       ------    ------      ------    ------
Net earnings.......................    $  735    $  524      $1,057    $  889
Other comprehensive loss, net......        (6)      (14)        (20)      (46)
                                       ------    ------      ------    ------
     Total comprehensive earnings....  $  729    $  510      $1,037    $  843
                                       ======    ======      ======    ======


Note 5.  NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 deferred the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company believes FAS 133 will not have any material impact on its financial position, results of operations and cash flows.

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


Note 6. WARRANTS

     On March 6, 2000, the Company issued warrants to its lenders for 203,949 shares of Common Stock at an exercise price of $4.90 per share. The $288,000 value of the warrants was recorded as a discount on long-term debt and an increase in stockholders' equity. The discount is being amortized as interest expense through December 2003 (the remaining term of the debt).


Note 7.  LITIGATION

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

Note 8.  SEGMENT INFORMATION:
                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ------------------     ------------------
                                  7/1/00     7/3/99       7/1/00     7/3/99
                                 --------   --------     --------   --------
                                              (In thousands)
SALES:
  Industrial/Avionics........    $  4,673   $  4,551     $  9,516   $  9,492
  IC Package interconnect....       9,657      8,659       18,719     16,351
                                 --------   --------     --------   --------
    Total sales..............    $ 14,330   $ 13,210     $ 28,235   $ 25,843
                                 ========   ========     ========   ========
NET INCOME (loss):
  Industrial/Avionics........    $    471   $    590     $  1,044   $  1,347
  IC Package interconnect....         268        (73)          23       (500)
  Corporate activities.......          (4)         7          (10)        42
                                 --------   --------     --------   --------
    Total net income.........    $    735   $    524     $  1,057   $    889
                                 ========   ========     ========   ========

                                                        7/1/00    12/31/99
                                                       --------   --------
                                                          (In thousands)
ASSETS:
  Industrial/Avionics.............................     $  8,469   $  9,269
  IC Package interconnect.........................       87,784     90,004
  Corporate activities............................       13,596     15,513
                                                       --------   --------
    Total assets..................................     $109,849   $114,786
                                                       ========   ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED JULY 1, 2000 COMPARED TO THE QUARTER ENDED JULY 3, 1999

NET SALES. Net sales of $14.3 million for the quarter ended July 1, 2000 increased by $1.1 million or 8.4% from net sales of $13.2 million during the prior year quarter. For the six months ended July 1, 2000 net sales of $28.2 million were up 9.3% from net sales of $25.8 million last year. The increases in net sales for both reporting periods were due primarily to higher sales in the I/C package interconnect business resulting in part from the recovery in thesemiconductor industry that began in 1999.

GROSS PROFIT. Gross profit was $6.8 million for the quarter ended July 1, 2000 as compared with $6.6 million during the prior year quarter. As a percentage of revenue, gross profit was 47.2% during the quarter as compared with 49.9% during the prior year quarter. The decline in gross profit percentage from the comparable quarter last year was due primarily to a product mix shift within the Industrial/Avionics business. For the six months ended July 1, 2000 gross profit was $12.9 million or 45.8% of net sales in 2000 as compared with $12.8 million or 49.7% of net sales during 1999. The decline in gross profit percentage during the six month period in 2000 was due to first quarter 2000 price pressure and product mix shift within certain segments of the I/C package interconnect business together with the Industrial/Avionics product mix shift noted above
The price pressure in the I/C package interconnect business abated somewhat during the second quarter of this year.

OPERATING EXPENSES. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased to $3.3 million during the quarter ended July 1, 2000 from $3.6 million during the prior year quarter and decreased to $6.7 million from $7.1 million during the prior year six month period. The decreases were due primarily to specific cost reductions at the Wells-CTI division implemented during 1999.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense and other income, net during the quarter ended July 1, 2000 was $1.2 million as compared with $1.1 million during the prior year quarter and was $2.4 million for the six months ended July 1, 2000 as compared with $2.2 million during 1999. Interest expense in 2000 approximated prior year amounts during each reporting period as lower debt balances served to offset higher borrowing costs in 2000. Other income during the prior year quarter and the six month period was $93,000 and $104,000, respectively as compared with net expense of $24,000 and $63,000 for the comparable 2000 periods.

PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended July 1, 2000 was 40% as compared with a provision of 36% during the prior year. The increase in 2000 is due to a projected profitable Japanese subsidiary in 2000, which bears a higher tax rate than the Company's U.S subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities during the six months ended July 1, 2000 was $7.6 million compared to $4.9 million during the six months ended July 3, 1999. During the six months ended July 1, 2000, the Company reduced net debt by $6.1 million to $43.5 million from $49.6 million at December 31, 1999. The balance at July 1, 2000 consists of $10.3 million outstanding under the revolving line of credit and a term loan balance of $33.2 million (before giving effect to the valuation of warrants issued to the Company's lenders during 2000
- see note 6.) Capital expenditures during the six months ended July 1, 2000 were $1.3 million and are projected to be approximately $4.0 million for the year. Capital expenditures consist primarily of purchased tooling and equipment to support the Company's business. The amount of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

    The Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility. On March 6, 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. At the same time, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 6, 2000 agreement, the Company issued warrants to its lenders covering a total of 203,949 shares of Common Stock at an exercise price of $4.90 per share. The warrants were to be exercisable on June 30, 2000 only if the Company did not raise $10 million of subordinated debt or other capital infusions ("Junior Capital") junior to loans under the Senior Credit Facility by June 30, 2000, or by June 30, 2000 had not entered into definitive agreements permitting repayment of amounts outstanding under the Senior Credit Facility by December 31, 2000.
In addition, if the Company did not obtain the Junior Capital by April 30, 2000, the Company on May 1, 2000 would pay the lenders a fee of 0.25% of the sum of the total outstanding principal balance under the Term Loan plus the Revolving Credit Loan Commitment. The fee would be payable each quarter thereafter until the Junior Capital was obtained.

     During the second quarter of 2000, the Company's management and board of directors, in conjunction with its outside financial advisors, concluded that the cost of Junior Capital would be prohibitively expensive under current market conditions. Accordingly, the Company ceased efforts to raise Junior Capital. The warrants for 203,949 shares of Common Stock became exercisable on June 30, 2000 and the lenders' 0.25% quarterly fee began on May 1, 2000.

    At July 1, 2000, the Company was in compliance with its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

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

                        OTHER INFORMATION

Item 1.   Legal Proceeding

          See Note 7 to the Company's Condensed Consolidated
          Financial Statements (above).

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of stockholders of the Company held on April 28, 2000, the following vote was taken:

          One director was elected to hold office for a three year term expiring in the year 2003.
                                             Shares Voted              Shares
                                         --------------------            not
          Director                          For      Withheld           Voted
          ----------------------         ---------   --------          -------
          Harold F. Faught               7,700,334    102,185          779,816

          The following directors will continue in office until the years specified:
                                                           Term Expires
                                                           ------------
                            John E. Stuart                     2001
                            John L. Dwight, Jr.                2002
                            Theodore C. York                   2002

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K

          NONE

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:    August 14, 2000          /s/ John L. Dwight, Jr.
          ---------------          ------------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:    August 14, 2000          /s/ John J. Sheehan III
          ---------------          ------------------------------
                                   John J. Sheehan III
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)