Form 10-Q
period 2000-09-30
PCD INC
filed 2000-11-14
CIK 1007594

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000 or

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

Number of shares of common stock, $0.01 par value, outstanding at November 1, 2000: 8,661,822

                                   PCD Inc.

                                  FORM 10-Q

                             FOR THE QUARTER ENDED

                              SEPTEMBER 30, 2000

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

                              PART I

                      FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

  PCD INC.
    Consolidated Balance Sheets as of September 30, 2000 and
     December 31, 1999.
    Consolidated Statements of Income for the three and nine fiscal months ended September 30, 2000 and October 2, 1999.
    Consolidated Statements of Cash Flows for the nine fiscal months ended
     September 30, 2000 and October 2, 1999.
    Notes to Condensed Consolidated Financial Statements.

                                   PCD Inc.
                         CONSOLIDATED BALANCE SHEETS
                          (Condensed and unaudited)
                                (In thousands)


                                                          9/30/00    12/31/99
                                                          -------    --------
ASSETS
Current assets:
   Cash and cash equivalents..........................    $    721   $    652
   Accounts receivable, net...........................       8,033      6,831
   Inventory..........................................       5,705      5,479
   Income tax refund receivable.......................           -      1,416
   Prepaid expenses and other current assets..........         743        674
                                                          --------   --------
          Total current assets........................      15,202     15,052
Equipment and improvements:
   Equipment and improvements.........................      31,144     29,089
   Accumulated depreciation...........................      15,184     11,547
                                                          --------   --------
Equipment and improvements, net.......................      15,960     17,542
Deferred tax asset....................................      11,666     12,258
Goodwill..............................................      53,194     55,506
Intangible assets.....................................      10,640     11,418
Debt financing fees...................................       1,579      1,276
Other assets..........................................       1,622      1,734
                                                          --------   --------
          Total assets................................    $109,863   $114,786
                                                          ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt....................................    $  9,600   $ 12,000
   Current portion of long-term debt..................       9,100      8,800
   Accounts payable...................................       4,076      3,972
   Accrued liabilities................................       4,767      3,190
                                                          --------   --------
          Total current liabilities...................      27,543     27,962
Long-term debt, net of current portion................      21,659     28,800
Accumulated other comprehensive (loss)................         (67)       (27)
Stockholders' equity..................................      60,728     58,051
                                                          --------   --------
          Total liabilities and stockholders' equity..    $109,863   $114,786
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

                                   PCD Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (Condensed and unaudited)
                     (In thousands, except per share data)

change

                                      Three Months Ended     Nine Months Ended
                                      ------------------    -----------------
                                         9/30/00  10/2/99    9/30/00   10/2/99
                                         -------  -------    -------   -------
Net sales............................... $16,130  $13,489    $44,365   $39,332
Cost of sales...........................   8,761    7,184     24,056    20,181
                                         -------  -------    -------   -------
Gross profit............................   7,369    6,305     20,309    19,151
Operating expenses......................   3,188    3,535      9,849    10,671
Restructuring charge....................       -      136          -       136
Amortization............................   1,048    1,048      3,143     3,143
                                         -------  -------    -------   -------
Income from operations..................   3,133    1,586      7,317     5,201
Interest expense /(other income), net...   1,132    1,149      3,552     3,376
                                         -------  -------    -------   -------
Income before income taxes..............   2,001      437      3,765     1,825
Provision for income taxes..............     822      155      1,529       654
                                         -------  -------    -------   -------
Net income.............................. $ 1,179  $   282    $ 2,236   $ 1,171
                                         =======  =======    =======   =======

Net income per share:
     Basic.............................. $  0.14  $  0.03    $  0.26   $  0.14
                                         =======  =======    =======   =======
     Diluted............................ $  0.13  $  0.03    $  0.25   $  0.13
                                         =======  =======    =======   =======

Weighted average number
 of shares outstanding
     Basic..............................  8,629    8,559      8,602     8,507
                                          =====    =====      =====     =====
     Diluted............................  9,138    9,030      9,049     9,047
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

                                   PCD Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Condensed and unaudited)
                                (In thousands)

                                                            Nine Months Ended
                                                            -----------------
                                                           9/30/00    10/2/99
                                                           -------    -------
Cash flows from operating activities:
  Net income...........................................    $ 2,236     $1,171
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation......................................      3,633      3,218
     Amortization of intangible assets.................      3,143      3,143
     Amortization of debt financing costs..............        205        165
     Tax benefit from stock options exercised..........          -         50
     Amortization of bank warrant......................         41          -
     Tax Refund........................................      1,320          -
     Deferred taxes....................................        579        721
     Changes in operating assets and liabilities:
       Accounts receivable.............................     (1,442)    (1,292)
       Inventory.......................................       (272)      (668)
       Prepaid expenses and other current assets.......          9         69
       Other assets....................................         51         70
       Accounts payable................................        221      1,235
       Accrued liabilities.............................      1,776       (467)
                                                           -------    -------
         Net cash provided by operating activities.....     11,500      7,415

Cash flows from investing activities:
  Capital expenditures.................................     (2,055)    (3,145)
                                                           -------    -------
         Net cash used in investing activities.........     (2,055)    (3,145)

Cash flows from financing activities:
  (Repayments) borrowings of short-term debt, net......     (2,400)     1,900
  Payments of long-term debt...........................     (6,600)    (6,300)
  Deferred financing and loan amendment fees...........       (507)         -
  Proceeds from employee stock purchase plan...........         41          -
  Exercise of common stock options.....................        117        201
                                                           -------    -------
         Net cash used in financing activities.........     (9,349)    (4,199)
                                                           -------    -------
Net increase in cash...................................         96         71
Effect of exchange rate on cash........................        (27)        23
Cash and cash equivalents at beginning of period.......        652        852
                                                           -------    -------
Cash and cash equivalents at end of period.............    $   721    $   946
                                                           =======    =======


                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                                   PCD Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (September 30, 2000 Unaudited)

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


Note 2.  NET INCOME PER SHARE

     In accordance with FAS No. 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended September 30, 2000 and October 2, 1999:

                                                                     Per Share
                                               Net Income   Shares     Amount
                                               ----------  --------- ---------
For the quarter ended September 30, 2000
 Basic earnings..............................  $1,179,000  8,629,316   $ 0.14
 Assumed exercise of options (treasury method)          -    508,461        -
                                               ----------  ---------   ------
 Diluted earnings............................  $1,179,000  9,137,777   $ 0.13
                                               ==========  =========   ======
For the quarter ended October 2, 1999
 Basic earnings..............................  $  282,000  8,559,106   $ 0.03
 Assumed exercise of options (treasury method)          -    470,740        -
                                               ----------  ---------   ------
 Diluted earnings............................  $  282,000  9,029,846   $ 0.03
                                               ==========  =========   ======
For the nine month period ended September 30, 2000
 Basic earnings..............................  $2,236,000  8,601,965   $ 0.26
 Assumed exercise of options (treasury method)          -    446,630        -
                                               ----------  ---------   ------
 Diluted earnings............................  $2,236,000  9,048,595   $ 0.25
                                               ==========  =========   ======
For the nine month period ended October 2, 1999
 Basic earnings..............................  $1,171,000  8,507,233   $ 0.14
 Assumed exercise of options (treasury method)          -    540,175        -
                                               ----------  ---------   ------
 Diluted earnings............................  $1,171,000  9,047,408   $ 0.13
                                               ==========  =========   ======

     For the quarters ended September 30, 2000 and October 2, 1999, anti-dilutive shares of 95,066 and 159,088 and for the nine month periods anti-dilutive shares of 149,004 and 127,096, respectively, have been excluded from the calculation of EPS.


Note 3.  INVENTORY
                                                          9/30/00  12/31/99
                                                          -------  --------
                                                            (In Thousands)
Inventory:
     Raw materials and finished subassemblies..........    $4,397    $3,803
     Work in process...................................       351       308
     Finished goods....................................       957     1,368
                                                           ------    ------
       Total...........................................    $5,705    $5,479
                                                           ======    ======


Note 4.  COMPREHENSIVE INCOME

     The Company's only other comprehensive income is foreign currency translation adjustments. For the three and nine month periods ended September 30, 2000 and October 2, 1999 the Company's total comprehensive income (in thousands) was as follows:

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                      9/30/00    10/2/99    9/30/00   10/2/99
                                      -------    -------    -------   -------
Net earnings.......................   $ 1,179    $   282    $ 2,236   $ 1,171
Other comprehensive loss, net......        (4)       (42)       (24)      (88)
                                      -------    -------    -------   -------
     Total comprehensive earnings.... $ 1,175    $   240    $ 2,212   $ 1,083
                                      =======    =======    =======   =======


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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the quarter ending December 31, 2000. SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements. However, the final evaluation of SAB 101 is not yet complete.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 did not have a significant impact on the Company's financial position or results of operations.


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

Note 8.  SEGMENT INFORMATION:
                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                 -------------------     -------------------
                                  9/30/00   10/2/99      9/30/00    10/2/99
                                 --------   --------     --------   --------
                                              (In thousands)
SALES:
  Industrial/Avionics........    $  4,705   $  4,261     $ 14,221   $ 13,753
  IC Package interconnect....      11,425      9,228       30,144     25,579
                                 --------   --------     --------   --------
    Total sales..............    $ 16,130   $ 13,489     $ 44,365   $ 39,332
                                 ========   ========     ========   ========
NET INCOME (loss):
  Industrial/Avionics........    $    604   $    478     $  1,648   $  1,825
  IC Package interconnect....         558       (196)         581       (696)
  Corporate activities.......          17          -            7         42
                                 --------   --------     --------   --------
    Total net income.........    $  1,179   $    282     $  2,236   $  1,171
                                 ========   ========     ========   ========

                                                       9/30/00    12/31/99
                                                       --------   --------
                                                          (In thousands)
ASSETS:
  Industrial/Avionics.............................     $  8,967   $  9,269
  IC Package interconnect.........................       86,928     90,004
  Corporate activities............................       13,968     15,513
                                                       --------   --------
    Total assets..................................     $109,863   $114,786
                                                       ========   ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED OCTOBER 2, 1999

NET SALES. Net sales of $16.1 million for the quarter ended September 30, 2000 increased by $2.6 million or 19.6% from net sales of $13.5 million during the prior year quarter. Year-to-date net sales of $44.4 million were up 12.8% from net sales of $39.3 million last year. The increase from the prior year third quarter was due to a net sales increase of $2.2 million in the I/C package interconnect business and an increase of $400,000 for the industrial/avionics business. On a year to date basis, net sales for the I/C package interconnect business are up by $4.7 million or 18.4% while net sales for the industrial/avionics business are up $400,000 million or 3%. The increases in both reporting periods for the I/C package interconnect business are due to the recovery in the semiconductor industry that began in 1999, as well as to new products introduced by the Company in 2000.

GROSS PROFIT. Gross profit was $7.4 million for the quarter ended September 30, 2000 as compared with $6.3 million during the prior year quarter. As a percentage of revenue, gross profit was 45.7% during the quarter as compared with 46.7% during the prior year quarter. The decline in gross profit percentage from the comparable quarter last year was due primarily to manufacturing inefficiencies at the Wells-CTI division along with inventory writeoffs. The inefficiencies were due in large part to the inconsistent availability of material during a period of rapid increase in demand from the Company's customers. Year-to-date gross profit was $20.3 million or 45.8% of net sales in 2000 as compared with $19.2 million or 48.7% of net sales during 1999. The decline in year-to-date gross profit percentage during 2000 was due to first quarter 2000 price pressure and product mix shift within certain segments of the I/C package interconnect business together with the manufacturing inefficiencies and inventory writeoffs noted above. This price pressure abated somewhat during the second quarter of 2000.

OPERATING EXPENSES. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased to $3.2 million during the quarter ended September 30, 2000 from $3.5 million during the prior year quarter and decreased to $9.8 million from $10.7 million during the prior year-to-date period. The decreases were due primarily to specific actions taken to reduce cost in connection with the reorganization at the Wells-CTI division in 1999.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense and other income, net during the quarters ended September 30, 2000 and October 2, 1999, was $1.1 million. Year to date interest expense and other income, net was $3.6 million, as compared with $3.4 million during the prior year. Interest expense in 2000 is down $85,000 and $53,000 for the quarter and year to date periods, from $1.1 million and $3.5 million, respectively. Other expense in 2000 was $95,000 and $169,000 for the quarter and year to date periods, respectively, up from $25,000 and income of $60,000 in 1999.

PROVISION FOR INCOME TAXES. The year-to-date provision for income taxes during 2000 was 41% as compared with a provision of 36% during the prior year The increase in 2000 is due to a projected profitable Japanese subsidiary in 2000, which bears a higher tax rate than the Company's U.S subsidiaries.
                                      1

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities during the nine months ended September 30, 2000 was $11.5 million compared to $7.4 million during the nine months ended October 2, 1999. During the nine months ended September 30, 2000, the Company reduced net debt by $9.0 million to $40.6 million from $49.6 million at December 31, 1999. The balance at September 30, 2000 consists of $9.6 million outstanding under the revolving line of credit and a term loan balance of $31.0 million (before giving effect to the valuation of warrants issued to the Company's lenders during 2000 - see note 6.) Capital expenditures during the nine months ended September 30, 2000 were $2.1 million and are projected to be approximately $3.8 million for the year. Capital expenditures consist primarily of purchased tooling and equipment to support the Company's business. The amount of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

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

    At September 30, 2000, the Company was in compliance with its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

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

                        OTHER INFORMATION

Item 1.   Legal Proceeding

          See Note 7 to the Company's Condensed Consolidated
          Financial Statements (above).

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          On October 27, 2000, the Company expanded its Board of Directors to six members and elected two new members to its Board of Directors; James D. Switzer, Vice President, Development of Emerson Electric Company and Jerome D. Brady, formerly President of C&K Components.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         10.49   Registrant's Amended 1996 Eligible Directors Stock Plan.
         27.1    Financial Data Schedule.

         (b)  Reports on Form 8-K

          NONE

                      S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PCD INC.
                                   (Registrant)



Dated:  November 10, 2000          /s/ John L. Dwight, Jr.
        -----------------          ------------------------------
                                   John L. Dwight, Jr.
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President (Principal Executive
                                   Officer)

Dated:  November 10, 2000          /s/ John J. Sheehan III
        -----------------          ------------------------------
                                   John J. Sheehan III
                                   Vice President, Finance and
                                   Administration, Chief
                                   Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)



























                                      14
<EXHIBIT>                                                      <EXHIBIT 10.49>
                            PCD INC.
             PCD 1996 ELIGIBLE DIRECTORS STOCK PLAN

   1. PURPOSE. The purpose of this plan (the "Plan") is to grant options to purchase shares of the common stock, $0.01 par value (the "Common Stock"), of PCD Inc., a Massachusetts corporation (the "Company") to Eligible Directors (as defined in Section 5 of the Plan) of the Company at market value on the date of grant. The Company believes that the granting of such options will serve to enhance the Company's ability to attract and retain the services of such persons, to provide additional incentives to them and to encourage the highest level of performance by them by offering them a proprietary interest in the Company's success. The Company also believes that the Plan will encourage directors to make greater equity investment in the Company, more closely aligning the interests of the directors and the stockholders.

   2.   EFFECTIVE DATE.   This Plan was adopted by the Board of Directors of
the Company (the "Board") on January 30, 1996 (the "effective date" of the
Plan). Options granted under this Plan are subject to approval of such Plan by the stockholders of the Company on or before January 29, 1997.

   3.   STOCK COVERED BY THE PLAN.  Subject to the adjustment provided in
Section 8, the aggregate number of shares of Common Stock which may be issued and sold pursuant to options granted under the Plan shall not exceed 36,000 shares (giving effect to the 12-for-1 stock split approved by the Board of Directors on January 26, 1996), which may be either authorized but unissued shares or treasury shares. If any option granted under the Plan shall terminate or expire without being fully exercised, the shares which have not been purchased thereunder will again become available for purposes of the Plan.

   4. ADMINISTRATION. The Plan is intended to meet the requirements of Rule 16b-3(c)(2)(ii) adopted under the Securities Exchange Act of 1934 (the "Act") with respect to the Regular Options (as defined in Section 5 of the
Plan) granted hereunder and accordingly is intended to be self-governing. To this end the Plan requires no discretionary action by any administrative body with regard to any transaction under the Plan. To the extent, if any, that any questions of interpretation arise, these shall be resolved by the compensation committee (the "Committee") consisting of at least two (2) members of the Board, each of whom shall be, and shall have been at all times within the one-year period ending on the date of his appointment to the Committee, a person who in the opinion of counsel to the Company is a "disinterested person" as such term is used in said Rule 16b-3. The interpretation and administration by the Committee of any provisions of the Plan and any option granted thereunder shall be final and conclusive on all persons having any interest therein. No members of the Committee or the Board shall be held liable for any action or determination under the Plan made in good faith with respect to the Plan or any option granted thereunder.

   5. OPTION GRANTS. "Eligible Directors" shall mean directors of the Company who are directors on the date of grant, who are not employees of the Company and who are not eligible to participate under any other Company stock related plan unless in the opinion of counsel to the Company such participation would not impair the status of such Eligible Director as a "disinterested person" within the meaning of Rule 16b-3 promulgated under the Act. All options granted under the Plan shall be non-statutory stock options which are not intended to meet the requirements of Section 422 of the Internal

Revenue Code of 1986 as amended (the "Code") and which are intended to be taxed under Section 83 of the Code.

        No options shall be granted under the Plan before the date which is 30 days following the first Annual Meeting of Stockholders of the Company occurring after December 31, 1996. Thereafter, there shall be granted, on such 30th day or, if an Eligible Director is not a director of the Company on such 30th day, on the 30th day following an Eligible Director's initial election as a director of the Company, and on the 30th day following each subsequent Annual Meeting of Stockholders of the Company which occurs no earlier than six months after such initial election: (i) to each Eligible Director who has not theretofore been granted an option to purchase shares of Common Stock, an option to purchase 3,000 shares of Common Stock; and (ii) to each Eligible Director not described in (i), an option to purchase 1,500 shares of Common Stock. Each such option is referred to herein as a "Regular Option."

        The date of grant of an option to an Eligible Director under the Plan shall be the applicable day referred to immediately above.

   6. OPTION PRICE. The price per share at which each Regular Option granted under the Plan to an Eligible Director may be exercised ("Regular Option Price") shall be the Market Price of the Common Stock as determined by the closing price of such Common Stock as reported on the Nasdaq National Market for the relevant date (or, if such date is not a trading date or if no trades took place on such date, then such closing price for the last previous trading date or the last previous date on which a trade occurred, as the case may be); provided that if the Common Stock is no longer traded on the Nasdaq National Market on the relevant date, then the Market Price as of such date shall be determined by the Committee.

        In no event shall the Option Price per share for any option under the Plan be less than the par value per share.

   7. TERMS AND CONDITIONS OF OPTIONS. Each option granted under the Plan shall be evidenced by and subject to the terms and conditions of an Option Agreement attached hereto as EXHIBIT A. Each Option Agreement executed and delivered to an Eligible Director shall contain the following terms and conditions:

        (a) EXERCISE OF OPTIONS. Each option shall expire 10 years from the date of grant of such option, and shall in no event be exercisable until on or after the date which is 6 months after the date of grant thereof.

        (b) PAYMENT. Each Eligible Director to whom an option is granted may exercise such option from time to time, in whole or in part, during the period that it is exercisable, by payment of the Option Price of each share purchased, in cash, or by delivery to the Company of a number of shares of Common Stock (provided that such shares have been held by such Eligible Director for at least 6 months before such delivery) having an aggregate Market Price of not less than the product of the Option Price multiplied by the number of shares the participant intends to purchase upon exercise of the option on the date of delivery. Notwithstanding the foregoing, the exercise price of an option may not be paid by delivery to the Company of shares of Common Stock to the extent that such delivery would constitute a violation of the provisions of any law (including without limitation Section 16 of the Act) or related regulation or rule.

        (c) TRANSFER RESTRICTIONS. The shares of Common Stock issued upon exercise of an option granted under this Plan will be acquired for investment and not with a view to distribution thereof unless there shall be an effective registration statement under the Securities Act of 1933, as amended (the "1933 Act"), with respect thereto. In the event that the Company, upon the advice of counsel, deems it necessary to list upon official notice of issuance shares to be issued pursuant to the Plan on a national securities exchange or to register under the 1933 Act or other applicable federal or state statute any shares to be issued pursuant to the Plan, or to qualify any such shares for exemption from the registration requirements of the 1933 Act under the Rules and Regulations of the Securities and Exchange Commission or for similar exemption under state law, then the Company shall notify each Eligible Director to that effect and no shares of Common Stock subject to an option shall be issued until such registration, listing or exemption has been obtained. The Company shall make prompt application for any such registration, listing or exemption pursuant to federal or state law or rules of such securities exchange which it deems necessary and shall make reasonable efforts to cause such registration, listing or exemption to become and remain effective. The shares of Common Stock issued on exercise of the option shall be subject to any restrictions on transfer then in effect pursuant to the Articles of Organization or By-laws of the Company.

        (d) NON-TRANSFERABILITY. No stock option may be transferred by the optionee, other than by will or the laws of descent and distribution. A stock option can be exercised during such individual's lifetime only by him or her.

        (e) TERMINATION OF DIRECTORSHIP. Nothing in this Plan or in any Option Agreement shall confer upon any Eligible Director the right to continue as a director of the Company. An Eligible Director's right to participate in the Plan shall automatically terminate if and when such Director becomes an employee of the Company. Each Option shall terminate and may no longer be exercised if the Eligible Director ceases to provide services to the Company in accordance with the following provisions:

              (i) Options granted to an Eligible Director shall cease to be exercisable 12 months after the date such Director ceases to be a director for any reason other than death, but in no event after the expiration of the option.

              (ii) If an Eligible Director ceases to be a director on account of his death, any option previously granted to him, whether or not exercisable at the date of death, may be exercised by his executor, administrator or the person or persons to whom his rights under the option shall pass by will or the applicable laws of descent and distribution, at any time within 12 months after the date of death, but in no event after the expiration of the option.

   8. ADJUSTMENTS. Upon the occurrence of any of the following events, after the effective date of the 12-for-1 stock split referred to in Section 3, an Eligible Director's rights with respect to options granted to such Eligible Director hereunder shall be adjusted as hereinafter provided, unless otherwise specifically provided in the written agreement between the Eligible Director and the Company relating to such option:

        (a) STOCK DIVIDENDS AND STOCK SPLITS. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of options shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

        (b) CONSOLIDATIONS OR MERGERS. If the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity, or in the event of a sale of all or substantially all of the Company's assets or otherwise (each, an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Company hereunder (the "Successor Board"), shall, as to outstanding options, either (i) make appropriate provision for the continuation of such options by substituting on an equitable basis for the shares then subject to such options either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition, (b) shares of stock of the surviving or successor corporation or (c) such other securities as the Successor Board deems appropriate, the fair market value of which shall not materially exceed the fair market value of the shares of Common Stock subject to such options immediately preceding the Acquisition; or (ii) upon written notice to the Eligible Directors, provide that all options must be exercised, to the extent then exercisable or to be exercisable as a result of the Acquisition, within a specified number of days of the date of such notice, at the end of which period the options shall terminate; or (iii) terminate all options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such options (to the extent then exercisable or to be exercisable as a result of the Acquisition) over the exercise price thereof.

        (c) RECAPITALIZATION OR REORGANIZATION. In the event of a recapitalization or reorganization of the Company (other than a transaction described in subparagraph (b) above) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, an Eligible Director upon exercising an option shall be entitled to receive for the purchase price paid upon such exercise the securities he or she would have received if he or she had exercised such option prior to such recapitalization or reorganization.

        (d) DISSOLUTION OR LIQUIDATION. In the event of the proposed dissolution or liquidation of the Company, each option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.

        (e) ISSUANCES OF SECURITIES. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to options. No adjustments shall be made for dividends paid in cash or in property other than securities of the Company.

        (f) FRACTIONAL SHARES. No fractional shares shall be issued under the Plan and the Eligible Director shall receive from the Company cash in lieu of such fractional shares.

   9. TERMINATION OR AMENDMENT OF PLAN. The Committee may amend, suspend, or terminate the Plan, including the form of Option Agreement incorporated herein by reference. No such action, however, may, without approval or ratification by the stockholders, increase the maximum number of shares reserved under the Plan except as provided in Section 8, alter the class or classes or individuals eligible for options, change the number of shares of Common Stock subject to options to be granted to Eligible Directors or the exercise price thereof (other than pursuant to Section 8), or the date of grant or the terms and conditions expressly set forth in Sections 5, 6, and 7 of this Plan, or make any other change which, pursuant to the Code or regulations thereunder or Section 16(b) of the Act and the rules and regulations promulgated thereunder, requires action by the stockholders. No such action may, without the consent of the holder of the option, alter or impair any option previously granted. No such action which would amend the Plan to change the amount, timing or price of the Regular Option grant made to Eligible Directors hereof may be made more often than once every six months except to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the applicable rules and regulations thereunder.

        In any event, the Plan shall terminate 10 years from the date of adoption by the Board of Directors, or if earlier, from the date of approval by the stockholders. Any shares remaining under the Plan at the time of termination which are not subject to outstanding options and any shares which thereafter become available because of the expiration or termination of an option shall cease to be reserved for purposes of the Plan.
</EXHIBIT>