Form 10-K
period 2000-12-31
PCD INC
filed 2001-03-12
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K


(Mark One)
      [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2000
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
  Yes      X        No
       ---------        ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [X]



As of February 12, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $41,376,599, based upon the closing sales price on the Nasdaq Stock Market for that date. As of February 12, 2001, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 8,823,822.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on April 27, 2001. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                    PCD INC.

                            ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

PART I                                                                    Page
  Item 1.   Business......................................................   1
  Item 2.   Properties....................................................  17
  Item 3.   Legal Proceedings.............................................  18
  Item 4.   Submission of Matters to a Vote of Security Holders...........  18

PART II
  Item 5.   Market for Registrant's Common Equity and
             Related Stockholder Matters................................... 18
  Item 6.   Selected Financial Data........................................ 19
  Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results Of Operations................. 20
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..... 26
  Item 8.   Financial Statements and Supplementary Data.................... 27
  Item 9.   Changes in and Disagreements with Accountants
             on Auditing and Financial Disclosure.......................... 50

PART III
  Item 10.  Directors and Executive Officers of the Registrant............. 50
  Item 11.  Executive Compensation......................................... 51
  Item 12.  Security Ownership of Certain Beneficial Owners
             and Management................................................ 51
  Item 13.  Certain Relationships and Related Transactions................. 51

PART IV
  Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K....................................... 52

  Signatures............................................................... 58

PART I

ITEM 1. BUSINESS

   As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc. and its subsidiaries.

   However, all financial information for periods ended before December 26, 1997, unless otherwise indicated or the context otherwise requires, is for PCD Inc. and its subsidiaries, excluding Wells Electronics, Inc. ("Wells").

GENERAL

   PCD Inc. (the "Company") designs, manufactures and markets electronic connectors for use in semi-conductor burn-in, industrial equipment and avionics. Electronic connectors, which enable an electrical current or signal to pass from one element to another within an electronic system, range from minute individual connections within an integrated circuit ("IC") to rugged, multiple lead connectors that couple various types of electrical/electronic equipment. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation. The electronic connector market is both large and broad. Bishop & Associates, a leading electronic connector industry market research firm, estimates the total 2000 worldwide market at $30.8 billion with more than 1,200 manufacturers.

   The Company markets over 6,800 electronic connector products in three product categories, each targeting a specific market. These product categories are semiconductor burn-in sockets, industrial interconnects and avionics junction modules and relay sockets. SEMICONDUCTOR BURN-IN SOCKETS are specially designed electro-mechanical devices that connect ICs to printed circuit boards during the reliability testing stages of IC production. INDUSTRIAL INTERCONNECTS are used in industrial equipment systems both internally, as input/output ("I/O") connectors to link the rugged electrical environment of operating equipment to the electronic environment of controllers and sensors, and externally, to facilitate the interface between discrete factory wiring and cabling for standard computer interconnects. AVIONICS JUNCTION MODULES AND RELAY SOCKETS perform similar functions as industrial connectors, but are designed and built to operate in the harsher environment and meet the more critical performance requirements of avionics applications. Representative customers of the Company include Bombardier Inc., Micron Technology, Inc., Rockwell International Corp. (through its subsidiary, the Allen-Bradley Company) and Advanced Micro Devices, Inc.

   The Company believes it will benefit from three trends affecting the electronics industry: (i) the increasing complexity of ICs and corresponding evolution of IC package designs, which favor growth in PCD's semiconductor burn-in market; (ii) the global nature of semiconductor manufacturers, which requires suppliers with global design, manufacturing and marketing capabilities; and (iii) the use of increasingly complex electronic controllers and sensors in industrial and avionics applications, which creates opportunities in PCD's industrial equipment and avionics markets.

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

   Bishop & Associates estimates the total 2000 worldwide market at $30.8 billion. This market is highly fragmented with over 1,200 manufacturers. While many of these companies produce connectors which are relatively standard and often produced in large quantities, a substantial portion of the industry is comprised of companies which produce both proprietary and standard products in relatively low volumes for specialized applications. Fleck Research has identified over 1,100 separate electronic connector product lines presently offered in the marketplace.

   PCD focuses its products and sales efforts in the selected key markets listed below.

   Semiconductor Burn-in Testing Market. Most leading-edge microprocessors, logic and memory ICs undergo an extensive reliability screening and stress testing procedure known as burn-in. The burn-in process screens for early failures by operating the IC at elevated temperatures, usually at 125(degree symbol)C (257(degree symbol)F) to 150(degree symbol) C (302(degree symbol) F), for periods typically ranging from 8 to 48 hours. During burn-in, the IC is secured in a socket, an electro-mechanical interconnect, which is generally a permanent fixture on the burn-in printed circuit board. The socket is designed to permit easy insertion and removal of the IC before and after burn-in. Typically a burn-in socket must be able to withstand 10,000 mechanical insertion and withdrawal cycles. Further, these sockets must withstand thermal excursions from -10(degree symbol) C (14(degree symbol) F) to 150(degree symbol) C (302(degree symbol) F) during the burn-in process. The nature of the semiconductor industry is such that constant advances in technology and changes in IC packages require the introduction of new styles and families of these sockets on a frequent and ongoing basis.

   The worldwide semiconductor market expanded at a compound annual growth rate of 17% during the period 1978-2000, and is projected by IC Insights, Inc., a leading research company in the semiconductor field, to grow at a 17% compound annual growth rate during the period 2000-2003.

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

   Increased sophistication in industrial and process control equipment has led to a demand for flexible, modular interconnection and interface products. Control systems are used to facilitate the interface of discrete factory wiring and cable systems with standard computer interconnects. The Company has expanded its industrial market product offering with a broad line of interface modules: printed board-mounted interconnect systems which incorporate passive and often active components, and are designed in conjunction with customer engineers. These interface systems allow industrial customers to reduce installation time and decrease cabinet space, thereby improving their overall system costs.

   AVIONICS MARKET. The avionics market requires a diverse range of electronic connectors that are designed and manufactured specifically for avionics applications. Over the last five years, commercial aircraft applications have represented an increasingly important part of this market. The Company participates in selected areas of the avionics market with junction modules and relay sockets that perform similar functions as its industrial connectors but are designed to operate in the harsher environment and meet the more critical performance requirements of avionics applications. The two major market sectors in which the Company participates are the 100+ seat capacity large jet transports, and the smaller 30-95 seat capacity regional aircraft. Business jets are also becoming an important market segment.

   The Boeing Company estimates that total worldwide demand for new airplanes over the next twenty years will be 22,315 aircraft. The world fleet is projected to grow from 13,670 airplanes at the end of 1999 to 31,755 airplanes in 2019. Over the next twenty years, more than 22,315 new commercial jets - 21,512 passenger airplanes and 803 new freighters - are forecast to enter service worldwide. The majority of these airplanes will meet industry demand for growth, while the remainder will replace the 4,200 airplanes that are projected to be removed from service.

STRATEGY

The Company's goal is to identify and expand into selected electronic connector markets where it can establish a position of leadership. The Company intends to increase its presence in the markets in which it participates through internal investment in product development and potential strategic acquisitions. The key elements of the Company's strategy are:

   BE THE KEY SUPPLIER IN SELECTED NICHE MARKETS: The electronic connector industry services a variety of different industries with connectors that are often unique to particular applications within a given industry. The Company actively identifies and pursues those markets which have the following characteristics: demand for electronic connectors with relatively high engineering content, high degree of customer interface, changing technology, significant growth opportunities and a market size appropriate to the Company's resources. Presently, the Company focuses on the semiconductor burn-in, industrial and avionics interconnect markets. In each of these markets for the products that the Company offers, it holds a market position of either first or second or has a strategic plan to attain that position. There can be no assurance that the Company, however, will attain or maintain these positions.

   GROW THROUGH INTERNAL PRODUCT DEVELOPMENT AND EXPANSION OF EXISTING PRODUCT AND CUSTOMER BASE: The Company is committed to grow the sales revenue at a rate that is higher than the connector industry projected growth rate. To accomplish this, the Company invests heavily in new product development. Over the last five years the Company has spent on average 5.0% of net sales on new product tooling. For 2000, 51.3% of sales were generated from products that were introduced in the last five years. It is the Company's strategy to continually expand the range of products that it offers in its existing markets and, through the additional synergy offered by these products as well as focused sales efforts, work to both grow sales volume to existing customers and to expand the customer base.

   STRENGTHEN THE BALANCE SHEET: The acquisition of Wells Electronics, Inc. in December of 1997 resulted in the Company taking on approximately $108 million of debt. The public stock offering of 2,300,000 shares of common stock in April and May of 1998 raised approximately $42 million, and the Company generated an additional $14.2 million, $5.7 million and $6.5 million of free cash flow in the years 2000, 1999 and 1998, respectively. The Company defines free cash flow as cash flow from operations less capital expenditures. The combination of the cash raised from the public offering and the free cash flow, along with existing cash balances, reduced the debt to $36.1 million as of December 31, 2000 and improved the total debt-to-equity ratio to 0.74 to 1.00. Strengthening the balance sheet will provide the Company the flexibility it needs in the area of acquisitions and product development.

PRODUCTS AND APPLICATIONS

   The Company markets over 6,800 electronic connector products in three product categories, each targeting a specific market. These product categories are: semiconductor burn-in sockets, industrial interconnects and avionics terminal blocks and sockets. The products offered within each product category can be characterized as proprietary, application-specific or industry standard, as described below.

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


SEMICONDUCTOR BURN-IN SOCKETS

   Most leading-edge microprocessors, logic and memory ICs undergo an extensive reliability screening and stress testing procedure known as burn-in. The burn-in process screens for early failures by operating the IC at elevated temperatures, usually at voltages and temperatures, between 125 degrees Centigrade (257(degree symbol) F) to 150(degree symbol) C (302 (degree symbol)
F), for periods typically ranging from 8 to 48 hours. During burn-in, the IC is secured in a socket, an electro-mechanical interconnect, which is generally a permanent fixture on the burn-in printed circuit board. The socket is designed to permit easy insertion and removal of the IC before and after burn-in. Typically a burn-in socket must be able to withstand 10,000 mechanical insertion and withdrawal cycles. Further, these sockets must withstand thermal excursions from -10 degrees Centigrade (14(degree symbol) F) to 150(degree symbol) C (302(degree symbol) F) during the burn-in process.

   ICs (which before being packaged are frequently referred to as dies) are generally encased in a plastic or ceramic package to protect the device and facilitate its connection with other system components. The IC package industry offers a wide variety of evolving package designs. New package designs are driven by the need to accommodate the increasing complexity, density and higher I/O count of the ICs. Each unique IC package configuration requires a socket that corresponds to the package's specific characteristics. The nature of the semiconductor industry is such that constant advances in technology and changes in IC packages require the introduction of new styles and families of these sockets on a frequent and ongoing basis.

   The IC packages on which PCD focuses its burn-in socket efforts are listed below. These packages have been selected because the Company believes that they represent the most advanced and fastest growing elements of the semiconductor burn-in market.

   CHIP SCALE PACKAGE: The chip scale ("CSP") is an array package that most often terminates via a solder sphere much like a ball grid array ("BGA"). The definition of a CSP package is that the package is no greater than 120% of the IC die area. Over 50 versions of CSP packages are in existence and because the package outline is tied directly to the dies area, many socket versions are required to address the market. Pitches range from 0.5mm to

   0.8mm and ball counts range from 6 to 600. According to IC Insights, a semiconductor industry market research firm, CSP packaging will grow from
   1.1 billion units to 10.8 billion units in the next four years with strong growth beyond.

   THIN SMALL OUTLINE PACKAGE SOCKETS: The thin small outline ("TSOP") is a plastic, rectangular package with leads on two sides, running along either pair of opposite edges. With lead counts from 20 to 86 contacts, the TSOP houses memory circuits. The small size, low price and surface mount design of the TSOP makes it a highly desirable package. The Company currently produces seven distinct socket series to accommodate a variety of TSOP packages.

   QUAD FLAT PACK SOCKETS: The quad flat pack ("QFP") is a plastic package with leads on four sides. It is used for high lead count surface mount applications and is characterized by lead counts typically ranging between 32 and 208 leads. The QFP is currently a predominant and rapidly growing technology for packaging a wide variety of ICs used in microcontroller, logic, communication and SRAM applications. The Company currently produces over 37 distinct sockets to accommodate a wide variety of QFP packages.

   PIN GRID ARRAY SOCKETS: The pin grid array ("PGA") is a square or rectangular through-hole device. The pins are generally placed on the package before insertion of the die. The differentiating feature of the PGA is that the contacts are placed in an array over the bottom of the packaged device, rather than protruding from the sides of the device in a perimeter pattern, as with the QFP. As a result, the PGA offers greater lead density and smaller overall profile. This makes the PGA ideal for devices with high lead counts, in excess of 208, the upper range in which the QFP becomes difficult to handle. The interstitial pin grid array ("IPGA") is a newer and higher density version of the PGA, and a prime focus of the Company's new product development work. Ball Grid Array Sockets: An area array package, the ball grid array uses an underlying substrate, rather than a lead frame, for die attachment. The die is then encapsulated and solder balls are attached to the underside of the substrate. The solder balls ultimately connect the package to the printed circuit board. The die is placed on the substrate prior to the attachment of the solder balls to ensure a flat surface for the die during processing. At a compound annual growth rate of 49% from 1996 to 2005, according to IC Insights, the BGA package is the most popular new package technology, utilized in every IC segment. Wells-CTI has made a significant investment in BGA socket technology and will continue to grow product lines to address the packaging scheme.

   LAND GRID ARRAY SOCKETS: Another grid array package, the land grid array ("LGA") achieves maximum density by eliminating both pins and solder balls, and providing an array of tiny, gold plated contact pads on the bottom of the package for interconnect purposes. Because of high density and high performance, the LGA is primarily used in high lead count application specific integrated circuits ("ASICS") and microprocessors applications. Lower cost organic substrate versions are now being introduced to make this package style more attractive in the future.

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

   TERMINAL BLOCKS: Terminal blocks are used in applications where I/O power or signal wires are fed into a PLC or similar (and often simpler) control system, and a connector is required to interface between the electrical environment of relatively heavy wires and the electronic environment of controllers and sensors. The Company's terminal blocks connect to and capture the wires in spring-clamp or screw-clamp terminations, and interface with printed circuit boards in a variety of manners. The Company concentrates on four major product lines within this market: pluggable terminal blocks, fixed mount terminal blocks, edgecard terminal blocks, and application-specific terminal blocks. Application-specific terminal blocks are developed for customers who are of strategic importance to the Company, represent significant potential volume and are recognized market leaders.

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

AVIONICS JUNCTION MODULES AND RELAY SOCKETS

   Avionics junction modules perform similar functions as industrial terminal blocks, linking discrete wires that are individually terminated to a connector. However, avionics terminal blocks are designed to withstand the harsher environment and far more critical operating requirements to which they are subject. The primary differences are that: contacts are gold plated; wires are terminated by the crimped (metal deformation) technique rather than screw clamps; and individual wires are installed and removed from the connector through use of spring-actuated locking devices. The avionics connectors are normally completely environmentally sealed through use of a silicone elastomer sealing grommet, or are designed to operate in a sealed compartment.

   The Company concentrates on three major product lines in the avionics market:

   JUNCTION MODULES: Junction modules are environmentally sealed, airborne terminal blocks.

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

   The Company's current product development projects in the semiconductor burn-in market target new burn-in sockets for package device designs such as IPGA, TSOP, CSP, LGA and BGA production packages. The Company believes, based on industry trends, that TSOP and CSP will be the preferred package for high-volume, high-density small outline IC devices.


SALES AND MARKETING

   The Company distributes its products through a combination of its own dedicated direct sales forces, a worldwide network of manufacturers representatives and authorized distributors. The Company maintains separate sales forces for the semiconductor burn-in markets and for the industrial equipment and avionics markets. For the semiconductor burn-in markets, the Company employs a global direct sales force with offices in England, Germany, Japan, and the United States, augmented with sales representatives in smaller markets. For the industrial equipment and avionics markets, the Company generally uses its direct sales forces and manufacturer representatives for large customers, new product introductions and application-specific products and uses its authorized distributors for smaller and medium-sized customers of standard and proprietary products. The Company's sales and marketing program is focused on achieving and maintaining close working relationships with its customers early in the design phase of the customer's own product development cycle.

CUSTOMERS

   In 2000, the Company sold its products to over 1,000 customers in a wide range of industries and applications. The top five customers of the Company in 2000, 1999 and 1998 accounted for 46.7%, 39.8% and 43.5% of net sales, respectively. Among customers that exceeded 10% of the Company's net sales, Micron Technology, Inc. accounted for 20.8%, 17.6% and 15.8% of net sales of the Company in 2000, 1999 and 1998, respectively. Advanced Micro Devices, Inc. accounted for 12.7% of net sales in 1998. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 21.2%, 25.4%, and 21.9% of the net sales of the Company in the years ended 2000, 1999, and 1998, respectively.

Examples of end users of the Company's products, by category, are presented below:

Product Categories                       Representative Customers
------------------                       ------------------------
Semiconductor burn-in sockets..........  Advanced Micro Devices, Inc.
                                         Sharp Electronics Corporation
                                         Micron Technology, Inc.
                                         Motorola, Inc.

Industrial Interconnects...............  Groupe Schneider (Modicon, Inc./
                                           Square D Co./Telemecanique)
                                         GE Fanuc
                                         Parker Hannifin Corporation
                                         Rockwell International Corp.
                                           (Allen-Bradley Company)

Avionics Terminal Blocks and Sockets...  The Boeing Company
                                         Bombardier Inc.
                                           (Canadair/deHavilland/Learjet Inc.)
                                         British Aerospace Ltd.
                                         Empresa Brasileira de Aeronautica S/A
                                           (Embraer)
                                         Smiths Industries

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

   The Company subcontracts a portion of its labor-intensive product assembly to a U.S.-based subcontractor with a manufacturing facility in Mexico. Wells-CTI KK, our Japanese subsidiary, subcontracts all of its product manufacturing and assembly operations to Japanese and Chinese vendors. The Company is not contractually obligated to do business with any subcontractor, believes it could substitute other subcontractors without significant additional cost or delay, and could perform assembly itself if the need were to arise.

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

COMPETITION

   The markets in which PCD operates are highly competitive, and the Company faces competition from a number of different manufacturers. The Company has experienced significant price pressure with respect to certain products, including its TSOP and QFP products, and fixed mount and pluggable terminal Industrial blocks. The principal competitive factors affecting the market for the Company's products include design, responsiveness, quality, price, reputation and reliability. The Company believes that it competes favorably on these factors.

   Generally, the electronic connector industry is competitive and fragmented, with over 1,200 manufacturers worldwide. Competition in the Semiconductor burn-in market, however, is highly concentrated among a small number of significant competitors. Competition among manufacturers of application-specific connectors in the industrial terminal blocks market depends greatly on the customer, market and specific nature of the requirement. Competition is fragmented in the avionics market, but there are fewer competitors due to the demanding nature of the military and customer specifications which control much of the markets and the cost and time required to tool and qualify military standard parts. In each of the markets in which the Company participates, the Company's significant competitors are much larger and have substantially broader product lines and greater financial resources than the Company. There can be no assurance that the Company will compete successfully, and any failure to compete successfully could have a material adverse effect on the financial condition, results of operations and business of the Company.


BACKLOG

   The Company defines its backlog as orders that are scheduled for delivery within the next 12 months. The Company estimates that its backlog of unfilled orders was approximately $13.5 million at December 31, 2000 and $10.6 million at December 31, 1999. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in manufacturing strategy and variations in demand for customer products due to, among other things, introductions of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Based on anticipated future volumes, the Company makes other significant decisions regarding the level of business it will accept, the timing of production and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay purchase orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. For these reasons, backlog may not be indicative of future demand or results of operations.


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

EMPLOYEES

   As of December 31, 2000, the Company had 325 employees and 167 contract workers. The Company's 492 employees and contract workers include 441 in manufacturing and engineering, 23 in sales and marketing and 28 in administration. Of the Company's U.S. employees, 25 are represented by the International Brotherhood of Electrical Workers, Local 1392. The Company believes that its relations with its employees and its union are good. The current collective bargaining agreement with unionized employees expires on February 18, 2003.

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

   DEPENDENCE ON SEMICONDUCTOR BURN-IN INDUSTRY. The Company's semiconductor burn-in sockets are used by producers and testers of ICs and original equipment manufacturers ("OEMs"). For the years ended December 31, 2000, 1999 and 1998, the Company derived 68.5%, 64.5% and 71.7% of its net sales, respectively, from these products. The Company's future success will depend in substantial part on the vitality of the semiconductor and the related semiconductor burn-in industries. Historically, the Semiconductor burn-in industry has been driven by both the technology requirements and unit demands of the semiconductor industry. Depressed general economic conditions and cyclical downturns in the semiconductor industry have had an adverse economic effect on the Semiconductor burn-in market. In addition, the product cycle of existing IC package designs and the timing of new IC package development and introduction can affect the demand for Semiconductor burn-in sockets.

   DEPENDENCE ON PRINCIPAL CUSTOMERS. Micron Technology, Inc. ("Micron"), a provider of DRAMs, SRAMs and other semiconductor components, was the largest customer of the Company in 2000 and 1999. Micron accounted for 20.8% and 17.6% of the net sales of the Company for the years ended December 31, 2000, and 1999, respectively. The Company does not have written agreements with any of its customers, including Advanced Micro Devices, Inc. ("AMD") or Micron Technology Inc. ("Micron"), and therefore, no customer has any minimum purchase obligations. Accordingly, there can be no assurance that any of the Company's customers will purchase the Company's products beyond those covered by released purchase orders. The loss of, or significant decrease in, business from AMD or Micron, for any reason, could have a material adverse effect on the financial condition, results of operations and business of the Company.

   AVAILABILITY OF CERTAIN RAW MATERIALS. The Company has had difficulty with the worldwide shortage of Beryllium Copper and has been successful in locating alternative materials to supplement this worldwide shortage. There can be no assurance that the Company will continue to locate adequate alternative materials if this worldwide shortage continues.

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

   The Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility. Accordingly, in September 1999, certain covenants were amended by agreement between the Company and its lenders. In March 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. At the same time, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 2000 agreement, the Company issued warrants to its lenders covering 203,949 shares of Common Stock at an exercise price of $4.90 per share. Since the Company did not obtain at least $10 million of subordinated debt or other capital infusions ("Junior Capital") junior to loans under the Senior Credit Facility by June 30, 2000, or by June 30, 2000 had not entered into definitive arrangements permitting repayment of amounts outstanding under the Senior Credit facility by December 31, 2000, the warrants became exercisable. In addition, since the Company did not obtain Junior Capital by April 30, 2000, the Company started on May 1, 2000 paying the lenders a quarterly fee of 0.25% of the sum of the total outstanding principal balance under the Term Loan plus the Revolving Credit Loan Commitment.

   At December 31, 2000, the Company was in compliance with its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

   INTERNATIONAL SALES AND OPERATIONS. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 21.2%, 25.4% and 21.9% of the net sales of the Company in the years ended December 31, 2000, 1999 and 1998, respectively. International revenues are subject to a number of risks, including: longer accounts receivable payment cycles; exchange rate fluctuations; difficulty in enforcing agreements and intellectual property rights and in collecting accounts receivable; tariffs and other restrictions on foreign trade; withholding and other tax consequences; economic and political instability; and the burdens of complying with a wide variety of foreign laws. Sales made to foreign customers or foreign distributors may be denominated in either U.S. dollars or in the currencies of the countries where sales are made. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates and does not currently plan to do so. The Company's foreign sales and operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. The Company has an operating subsidiary in Japan, and sales and technical support operations in England. The laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the financial condition, results of operations and business of the Company.

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

   TECHNOLOGICAL EVOLUTION. The rapid technological evolution of the electronics industry requires the Company to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost-effective basis. In particular, the Company must target its development of Semiconductor burn-in sockets based on which next-generation IC package designs the Company expects to be successful. The Company must manage transitions from products using present technology to those that utilize next-generation technology in order to maintain or increase sales and profitability, minimize disruptions in customer orders and avoid excess inventory of products that are less responsive to customer demand. Any failure of the Company to respond effectively to changes in industry standards and customer needs, develop and introduce new products and manage product transitions would have a material adverse effect on the financial condition, results of operations and business of the Company.

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

   LEGAL MATTERS. The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from legal counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations or its consolidated cash flows.

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

   CONCENTRATION OF OWNERSHIP. The current officers, directors and Emerson Electric Co. ("Emerson"), the Company's largest stockholder, beneficially own approximately 34.2% of the outstanding shares of the Common Stock of the Company based on the number of shares of Common Stock outstanding as of December 31, 2000. Accordingly, such persons, if they act together, can exert substantial control over the Company through their ability to influence the election of directors and all other matters that require action by the Company's stockholders. Such persons could prevent or delay a change in control of the Company which may be favored by a majority of the remaining stockholders. Such ability to prevent or delay such a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

   DEPENDENCE ON KEY PERSONNEL. The Company is largely dependent upon the skills and efforts of John L. Dwight, Jr., its Chairman of the Board,

President and Chief Executive Officer, Jeffrey A. Farnsworth, its Vice President and General Manager, Wells-CTI-USA, John T. Doyle, Vice President and General Manager, Industrial/Avionics Division, and other officers and key employees. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term or non-competition agreements prohibiting them from competing with the Company after termination of their employment. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the financial condition, results of operations and business of the Company.

   DEPENDENCE UPON INDEPENDENT DISTRIBUTORS. Sales through independent distributors accounted for 29.0%, 19.4%, and 21.9% of the net sales of the Company for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's agreements with its independent distributors are nonexclusive and may be terminated by either party upon 30 days written notice, provided that if the Company terminates the agreement with an independent distributor, the Company will be obligated to purchase certain of such distributor's pre-designated unsold inventory shipped by the Company within an agreed-upon period prior to the effective date of such termination. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. The Company grants to certain of its distributors limited inventory return and stock rotation rights. If the Company's distributors were to increase their general levels of inventory of the Company's products, the Company could face an increased risk of product returns from its distributors. There can be no assurance that the Company's historical return rate will remain at a low level in the future or that such product returns will not have a material adverse effect on the Company's financial condition, results of operations and business.

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


ITEM 2.  PROPERTIES

   PCD, headquartered in Peabody, Massachusetts, operates leased production facilities in Peabody, Massachusetts (60,000 square feet), Phoenix, Arizona (29,000 square feet), South Bend, Indiana (50,000 square feet), and Yokohama, Japan (3,600 square feet). The Peabody facility is responsible for molding, assembly, manufacturing automation development and quality assurance functions relating to industrial terminal blocks and avionics terminal blocks. The Phoenix facility is responsible for assembly and quality assurance functions relating to burn-in sockets, as well as related product design and development. The South Bend and Yokohama facilities are responsible for design, assembly, manufacturing automation development and quality assurance for burn-in sockets. Stamping operations for Peabody, Phoenix and South Bend are handled at the Peabody facility. Molding fabrication of components for South Bend and Phoenix are handled at the South Bend facility. The Company also maintains distribution and technical sales support facilities in Northhampton, England. The Company believes that its facilities are adequate for its operations for the foreseeable future.

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

   No matters were submitted to a vote of security holders in the fourth quarter of 2000.



                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market of the Nasdaq Stock Market, Inc. under the symbol "PCDI." The following table sets forth the reported high and low sale prices for the Common Stock for the periods indicated:

                                                              High       Low
2000                                                        -------   --------
First Quarter..........................................     $ 7-1/2   $ 4-3/16
Second Quarter.........................................       9-1/8     3
Third Quarter..........................................      11-1/2     6-1/2
Fourth Quarter.........................................      11         5-5/8

1999
First Quarter..........................................     $20       $ 8
Second Quarter.........................................      13-3/8     7-1/4
Third Quarter..........................................       9         7-3/8
Fourth Quarter.........................................      10-1/2     4-3/4

   On February 12, 2001, the last reported sale price for the Common Stock on the Nasdaq National Market was $7.125 per share. As of January 31, 2001, there were approximately 1,200 holders of record of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The statement of operations data for the years ended 2000, 1999 and 1998 are derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of operations data for the years ended 1997 and 1996 are derived from audited consolidated financial statements on file with the Securities and Exchange Commission. The balance sheet data as of December 31, 2000 and 1999 is derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements on file with the Securities and Exchange Commission.

                                           Year Ended December 31,
                               -----------------------------------------------
                                 2000      1999     1998(1)   1997(2)   1996
                               --------  --------  --------  --------  -------
                                  (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales..................... $ 61,957  $ 51,838  $ 64,391  $ 29,796  $26,857
Gross profit..................   28,467    23,855    37,060    14,676   12,400
Write-off of acquired
  in-process research
  and development.............        -         -         -   (44,438)       -
Income (loss) from operations.   11,067     5,636    17,679   (35,578)   6,955
Interest income (expense), net   (4,630)   (4,558)   (8,813)      940      725
Net income (loss) before
   extraordinary item.........    3,783       679     5,191   (22,836)   4,785
Extraordinary item, net of
  income tax benefit of $567..        -         -      (888)        -        -
Net income (loss).............    3,783       679     4,303   (22,836)   4,785

Net income (loss) per share
   before extraordinary item:
      Basic................... $   0.44  $   0.08  $   0.69  $  (3.83) $  0.87
      Diluted................. $   0.42  $   0.08  $   0.57  $  (3.83) $  0.76

Net income (loss) per share:
      Basic................... $   0.44  $   0.08  $   0.64  $  (3.83) $  0.87
      Diluted................. $   0.42  $   0.08  $   0.53  $  (3.83) $  0.76

Weighted Average Shares:
      Basic...................    8,624     8,521     7,487     5,955    5,478
      Diluted.................    9,088     9,049     8,168     5,955    6,292

                                                 December 31,
                                  --------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  -------
                                                (in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)..... $(10,934) $(12,910) $(11,839) $(12,632) $23,054
Total assets..................  109,113   114,786   119,104   126,592   32,456
Total debt....................   35,873    49,600    55,700   105,903        -
Stockholders' equity..........   62,547    58,024    57,277     8,995   28,706

  1. Net loss for the year ended December 31, 1998 includes a non-recurring charge relating to the Wells acquisition for the valuation of the Emerson Warrant and an extraordinary charge relating to the write off of the valuation of the Emerson Warrant and the prepayment penalty associated with the Debenture (for the meaning of capitalized terms, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Before deducting for the non-recurring and extraordinary charges, net income per share - basic was $0.89 (based on a weighted average number of shares outstanding of 7,486,915), and net income per share - diluted was $0.81 (based on a weighted average number of common and common equivalent shares outstanding of 8,167,525).

  2. Net loss for the year ended December 31, 1997 includes a non-recurring write-off relating to the Wells acquisition for acquired in-process research and development. Before deducting the write-off, net income per share - basic was $1.04 (based on a weighted average number of shares outstanding of 5,954,657), and net income per share - diluted was $0.94 (based on a weighted average number of common and common equivalent shares outstanding of 6,634,125).



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In 2000, net sales of the Company increased to $62.0 million from $51.8 million in 1999. This increase was due primarily to increased shipments of burn-in sockets resulting from increased demand by semiconductor manufacturers. The Company realized approximately 51.3% of its net sales in 2000 from products introduced in the last five years. The Company distributes its products through a combination of its own dedicated direct sales force, a worldwide network of manufacturers' representatives and authorized distributors. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 21.2%, 25.4%, and 21.9% of the net sales of the Company in the years ended December 31, 2000, 1999 and 1998, respectively.

   The following table sets forth the relative percentages of the total net sales of the Company attributable to each of the Company's product categories for the periods indicated.


     PRODUCT CATEGORIES                         2000      1999      1998
     ------------------                        ------    ------    ------
     Semiconductor burn-in sockets...........   68.5%     64.5%     71.7%
     Industrial interconnects................   14.2      14.1      11.4
     Avionic terminal blocks and sockets.....   17.3      21.4      16.9
                                               ------    ------    ------
          Total..............................  100.0%    100.0%    100.0%
                                               ======    ======    ======

RESULTS OF OPERATIONS

   The following table sets forth certain items from the Company's Consolidated Statements of Operations as (1) a percentage of net sales and (2) the percentage period-to-period change in dollar amounts of such items for the periods indicated. The information for 1998 excludes the non-recurring and extraordinary charges related to the Wells acquisition. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


                        Year Ended December 31,     Period-to-Period Change
                       ------------------------- -----------------------------
                        2000     1999     1998   2000 vs. 1999   1999 vs. 1998
                       ------   ------   ------  -------------   -------------
Net sales............. 100.0%   100.0%   100.0%      19.5%          (19.5%)
Gross profit..........  45.9     46.0     57.6       19.3           (35.6)
Income from
 operations
 before non-recurring
 and extraordinary
 charges..............  17.9     11.4     27.5       87.7           (66.7)
Non-operating
 income (expense), net  (7.5)    (9.3)   (10.1)       1.6           (45.3)
Net income............   6.1      1.3     10.3      457.1           (84.2)


YEARS ENDED DECEMBER 31, 2000 AND 1999

    NET SALES. Net sales increased 20% to $62.0 million for 2000, from $51.8 million for 1999. The increase was due primarily to higher net sales in the burn-in socket product lines which were up $9.0 million or 27% from 1999. The net sales increase in this business was due to strong market conditions during 2000 together with new products introduced by the Company. Incoming orders for burn-in sockets rose $8.9 million or 25% to $44.5 million in 2000. Industrial/Avionics division net sales were up $1.1 million or 6% from 1999.

     GROSS PROFIT. Gross profit increased by $4.6 million or 19.3% in 2000 from $23.9 million in 1999. As a percentage of net sales, gross profit was 45.9% in 2000 and 46.0% in 1999. The gross profit percentage was impacted by several factors in 2000. First, depreciation increased by $0.6 million in 2000. Second, the burn-in socket business experienced higher than expected manufacturing inefficiencies and inventory write-offs during the second half of the year. This was due in part to the inconsistent availability of certain material during a period of rapid increase in demand from the Company's customers. Finally, the Industrial/Avionics division experienced an unfavorable product mix shift in 2000. These negative factors were partially offset by the favorable impact of higher sales volume in 2000. Changes in the Company's product mix (most particularly in the burn-in socket business) can have a material impact on the Company's gross profit percentage. These changes cannot always be predicted with certainty.

     OPERATING EXPENSES.   Operating expenses include selling, general and
administrative expenses and costs of product development. Operating expenses decreased by $0.6 million to $13.2 million or 21.3% of net sales in 2000 from $13.8 million or 26.6% of net sales in 1999. The decrease in 2000 was primarily due to specific actions taken to reduce expenses at the Wells-CTI division in 1999 and 2000.

    RESTRUCTURING COSTS. In 1999, the Company recorded a charge of $259,000 in connection with its Wells-CTI cost reduction program. During 1999, the Pennsylvania stamping facility was closed and operations transferred to Peabody, MA. The Japan subsidiary was downsized and restructure of manufacturing operations was begun as certain assembly operations were transferred from South Bend, IN to Phoenix, AZ. The expenses incurred were for severance payments of $177,000, write-off of fixed assets of $42,000, remodeling of Japanese office of $32,000 and other miscellaneous expenses of $8,000. There are no amounts accrued for restructuring at December 31, 2000. The annualized cost savings from the restructuring program approximate $1.0 million.

    NON-OPERATING INCOME (EXPENSE), NET. Interest expense was $4.4 million in 2000 as compared with $4.6 million in 1999. Interest expense includes interest on the Senior Credit Facility of which the balance was reduced by $13.5 million during the year. The lower debt balances were partly offset by higher borrowing costs in 2000. The higher borrowing costs were due to higher interest rates in 2000 together with amortization of additional amendment fees.

    PROVISION FOR INCOME TAXES. The effective income tax rates for 2000 and 1999 were 41.2% and 37.0%, respectively. The increase in the effective rate in 2000 was due to profitability in the Company's Wells-CTI Japan operation, which carries a higher effective rate than the combined U.S. federal/state effective rate. In 1999, the Japan operation reported a loss.


YEARS ENDED DECEMBER 31, 1999 AND 1998

      NET SALES. Net sales decreased 20% to $51.8 million for 1999, from $64.4 million for 1998. The decrease was due to lower net sales in the burn-in socket product lines, which were negatively impacted by several factors in 1999. First, sales volume changes in this segment typically lag the semiconductor industry overall. The worldwide slowdown in the semiconductor industry began to impact the Company's shipments during the second half of 1998. Although the industry began to show signs of a recovery during the second half of 1999, the Company's sales orders did not return to early 1998 levels. Also, in 1999, certain key customers of the Company exited segments of the semiconductor business while others lost market share to their competitors. Finally, the memory burn-in sockets market experienced significant price pressure due to over capacity and an increasing emphasis on low cost, standardized products.

     GROSS PROFIT. Gross profit decreased by $13.2 million or 35.6% in 1999 from $37.1 million in 1998. As a percentage of net sales, gross profit declined to 46.0% in 1999 from 58% in 1998. The decline in dollar and percentage terms was due to lower sales volume, pricing pressure in certain segments of the burn-in socket market and a shift in product mix which resulted in a higher percentage of Industrial/Avionics net sales in 1999. As presented in the table above, Industrial/Avionics net sales comprised 35.5% of total net sales in 1999 as compared with 28.3% in 1998.

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

    NON-OPERATING INCOME (EXPENSE), NET. Interest expense was $4.6 million in 1999 as compared with $10.3 million in 1998. Interest expense in 1999 includes interest on the Senior Credit Facility of which the balance was reduced by $6.1 million during the year. As more fully discussed below, interest expense in 1998 includes interest on the Senior Credit Facility in addition to interest costs associated with the Emerson financing. See "Liquidity and Capital Resources."

    PROVISION FOR INCOME TAXES. The effective income tax rates for 1999 and 1998 were 37.0% and 41.9%, respectively. The decrease in the effective rate in 1999 was due to losses incurred by the Company's Wells-CTI Japan operation, which carries a higher effective rate than the combined U.S. federal/state effective rate. In 1998, the Japan operation was profitable.

INCOMPLETE TECHNOLOGY UPDATE

   The acquired in-process research and development ("IPR&D") which was expensed in 1997 in connection with the Wells acquisition related to in-process burn-in socket designs and manufacturing process for various next generation high density IC package types. More specifically, there were six projects for dual-sided surface mount ("SO") packages, six for chip scale packages ("CSP"), three for land grid array ("LGA"), two for ball grid array ("BGA"), two for test sockets and one for a miscellaneous package. As of December 31, 2000, none of the projects remain active.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities in 2000 was $17.2 million, compared to $9.4 million in 1999. These funds were sufficient to meet working capital requirements and to fund capital expenditures of approximately $3.0 million. The Company currently anticipates that its capital expenditures for 2001 will be approximately $5.0 million, which consist primarily of purchased tooling and equipment required to support the Company's business. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

   In December 1997, the Company obtained a Senior Credit Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. The Senior Credit Facility is secured by all of the assets of the Company. In conjunction with the Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc.) each entered into a stock pledge agreement with Fleet and the other lenders pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets with Fleet and other lenders. In August 1998, the Company renegotiated the Senior Credit Facility. As a result, the interest rate premium of 50 basis points charged on approximately $40 million of the Senior Credit Facility was eliminated. According to its terms, the re-negotiated Senior Credit Facility will terminate on or before December 31, 2003. At December 31, 2000 and 1999, borrowings of $36.1 million and $49.6 million were outstanding under the Senior Credit Facility at weighted average interest rates of 8.70% and 7.78%, respectively.

   The agreement governing the Senior Credit Facility contains numerous financial and operating covenants. Among the operating covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lender, acquire the assets of or ownership interest in, or merge with other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum fixed charge coverage ratio, minimum quick ratio, maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, and maximum capital expenditures, during the terms of the Senior Credit Facility.

   The Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility. Accordingly, in September 1999, certain covenants were amended by agreement between the Company and its lenders. In March 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. At the same time, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 2000 agreement, the Company issued warrants to its lenders covering a total of 203,949 shares of Common Stock at an exercise price of $4.90 per share. The warrants were structured to become exercisable on June 30, 2000 if the Company had not obtained at least $10 million of subordinated debt or other capital infusions ("Junior Capital") junior to loans under the Senior Credit Facility by June 30, 2000, or by June 30, 2000 had not entered into definitive agreements permitting repayment of amounts outstanding under the Senior Credit Facility by December 31, 2000. In addition, since the Company did not obtain the Junior Capital by April 30, 2000, the Company started on May 1, 2000 paying the lenders a quarterly fee of 0.25% of the sum of the total outstanding principal balance under the Term Loan plus the Revolving Credit Loan Commitment.

   During the second quarter of 2000, the Company's management and board of directors, in conjunction with its outside financial advisors, concluded that the cost of Junior Capital would have been prohibitively expensive under the existing market conditions. Accordingly, the Company ceased efforts to raise Junior Capital. The warrants for 203,949 shares of the Company's stock became exercisable on June 30, 2000 and the lenders' 0.25% quarterly fee began on May 1, 2000.

   At December 31, 2000, the Company was in compliance with its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Senior Credit Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would satisfactory to the Company or not disadvantageous to the Company's stockholders.

   In December 1997, the Company entered into a Subordinated Debenture and Warrant Purchase Agreement ("Purchase Agreement") with Emerson Electric Co. ("Emerson"), the Company's largest stockholder. Pursuant to the Purchase Agreement, the Company issued to Emerson a Subordinated Debenture ("Debenture") with a principal amount of $25 million at an annual rate of interest of 10% and a Common Stock Purchase Warrant (the "Emerson Warrant") for the purchase of up to 525,000 shares of PCD Common Stock at a purchase price of $1.00 per share. In April 1998, the Company paid the principal, interest and prepayment penalty of 3.25%, or $812,500, in full, resulting in an extraordinary charge to income of $888,000, net of taxes, in the second quarter of 1998. Accordingly, 375,000 shares of the Emerson Warrant terminated by the terms thereof, leaving the Emerson Warrant only exercisable for 150,000 shares of PCD Common Stock. The Emerson Warrant for 150,000 shares was exercised in 2000.

   The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through 2001. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders.

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






























                                       26
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Accountants.......................................   21

Consolidated Balance Sheets as of December 31, 2000 and 1999............   22

Consolidated Statements of Income
 for the years ended December 31, 2000, 1999 and 1998...................   23

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 2000, 1999 and 1998...................   24

Consolidated Statements of Cash Flows
 for the years ended December 31, 2000, 1999 and 1998...................   25

Notes to the Consolidated Financial Statements..........................   26

                      REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and Shareholders of PCD Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of PCD Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







   /s/ PricewaterhouseCoopers LLP


   Boston, Massachusetts
   February 5, 2001

                                   PCD INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                          December 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
                      ASSETS
Current assets:
  Cash..............................................   $    837   $    652
  Accounts receivable - trade (less
   allowance for uncollectible accounts
   of $347 in 2000 and $367 in 1999)................      8,318      6,831
  Inventory.......................... ..............      6,199      5,479
  Income tax refund receivable......................          -      1,416
  Prepaid expenses and other current assets.........        823        674
                                                       --------   --------
          Total current assets......................     16,177     15,052
Equipment and improvements, net.....................     15,801     17,542
Deferred tax asset..................................     11,151     12,258
Goodwill, net.......................................     52,423     55,506
Intangible assets, net..............................     10,381     11,418
Debt financing fees.................................      1,574      1,276
Other assets........................................      1,606      1,734
                                                       --------   --------
          Total assets..............................   $109,113   $114,786
                                                       ========   ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...................................   $  7,300   $ 12,000
  Current portion of long-term debt.................      9,118      8,800
  Accounts payable - trade..........................      5,134      3,972
  Accrued liabilities...............................      5,559      3,190
          Total current liabilities.................     27,111     27,962
                                                       --------   --------
Long-term debt, net of current portion..............     19,455     28,800
                                                       --------   --------
          Total liabilities.........................     46,566     56,762

Commitments and contingencies (Notes 8, 9 and 11)

Stockholders' equity:
Preferred stock - $0.10 par value; 1,000,000 shares
  authorized; no shares issued
Common stock - $0.01 par value;  25,000,000 shares
  authorized; 8,811,822 and 8,561,735  shares issued
  and outstanding in 2000 and 1999, respectively....         88         86
Additional paid-in capital..........................     62,642     61,913
Accumulated deficit.................................       (165)    (3,948)
Accumulated other comprehensive income (loss) ......        (18)       (27)
                                                       --------   --------
          Total stockholders' equity................     62,547     58,024
                                                       --------   --------
          Total liabilities and stockholders' equity   $109,113   $114,786
                                                       ========   ========

The accompanying notes are an integral part of these consolidated financial statements.
                                        29

                                   PCD INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                                  Years Ended December 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------   --------   --------
Net sales...................................   $ 61,957   $ 51,838   $ 64,391
Cost of sales...............................     33,490     27,983     27,331
                                               --------   --------   --------
  Gross profit..............................     28,467     23,855     37,060
Operating expenses..........................     13,210     13,770     15,172
Restructuring costs.........................          -        259          -
Amortization................................      4,190      4,190      4,209
                                               --------   --------   --------
  Income from operations....................     11,067      5,636     17,679
Interest and other income/(expense), net....       (253)        33        421
Interest expense............................     (4,377)    (4,591)    (9,234)
                                               --------   --------   --------
  Income before provision for
    income taxes and extraordinary item.....      6,437      1,078      8,866
Provision for income taxes..................      2,654        399      3,675
                                               --------   --------   --------
Net income before extraordinary item........      3,783        679      5,191
Extraordinary item,
  net of income tax benefit of $567 (Note 3)          -          -       (888)
                                               --------   --------   --------
Net income..................................   $  3,783   $    679   $  4,303
                                               ========   ========   ========

Basic earnings per share:
     Income before extraordinary item.......   $   0.44   $   0.08   $   0.69
     Extraordinary item.....................          -          -      (0.12)
                                               --------   --------   --------
     Net income.............................   $   0.44   $   0.08   $   0.57
                                               ========   ========   ========
Diluted earnings per share:
     Income before extraordinary item.......   $   0.42   $   0.08   $   0.64
     Extraordinary item.....................          -          -      (0.11)
                                               --------   --------   --------
     Net income.............................   $   0.42   $   0.08   $   0.53
                                               ========   ========   ========
Weighted average number of common
  and common equivalent shares outstanding:
     Basic..................................      8,624      8,521      7,487
                                               ========   ========   ========
     Diluted................................      9,088      9,049      8,168
                                               ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                             PCD INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       For The Years Ended December 31, 1998, 1999 and 2000
                                               (In thousands, except share amounts)

                                                                           Accumulated
                               Common Stock       Additional                   Other                      Total
                            -------------------     Paid-in  Accumulated  Comprehensive    Deferred   Stockholders'  Comprehensive
                              Shares  Par Value     Capital   (Deficit)   Income (Loss)  Compensation  Equity           Income
                            --------- ---------   ---------- -----------  -------------  ------------ -------------  -------------

Balance, December 31, 1997  6,020,182    $ 60      $ 17,904   $ (8,930)      $      -   $     (39)     $    8,995

Comprehensive income:
   Net income.............                                       4,303                                      4,303      $ 4,303
   Foreign currency
    translation adjustment                                                        146                         146          146
                                                                                                                       -------
      Comprehensive income                                                                                             $ 4,449
                                                                                                                       =======

Public stock offering, net  2,300,000      23        42,439                                                42,462
Exercise of stock options.    119,500       1           149                                                   150
Tax benefit from
 stock options exercised..                              357                                                   357
Valuation of stock warrant                              820                                                   820
Purchase of stock warrant.                                5                                                     5
Amortization of
 deferred compensation....                                                                     39              39
                            ---------    ----      --------   --------       --------   ---------      ----------
Balance, December 31, 1998  8,439,682      84        61,674     (4,627)           146           -          57,277

Comprehensive income:
   Net income.............                                                        679                                  $   679
   Foreign currency
    translation adjustment                                                       (173)                       (173)        (173)
                                                                                                                       -------
      Comprehensive income                                                                                             $   506
                                                                                                                       =======

Employee stock
 purchase plan............      7,053                    65                                                    65
Exercise of stock options.    115,000       2           135                                                   137
Tax benefit from
 stock options exercised..                               39                                                    39
                            ---------    ----      --------   --------       --------   ---------      ----------
Balance, December 31, 1999  8,561,735      86        61,913     (3,948)           (27)          -          58,024

Comprehensive income:
   Net income.............                                       3,783                                      3,783      $ 3,783
   Foreign currency
    translation adjustment                                                          9                           9            9
                                                                                                                       -------
      Comprehensive income                                                                                             $ 3,792
                                                                                                                       =======
Employee stock
 purchase plan............      9,737                    42                                                    42
Exercise of stock options.     90,350       1           116                                                   117
Exercise of warrant.......    150,000       1           149                                                   150
Valuation of stock warrant                              289                                                   289
Tax benefit from
 stock options exercised..                              133                                                   133
                            ---------    ----      --------   --------       --------   ---------      ----------
Balance, December 31, 2000  8,811,822    $ 88      $ 62,642   $   (165)      $    (18)  $       -      $   62,547
                            =========    ====      ========   ========       ========   =========      ==========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                   PCD INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                     Years Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    -------  -------  -------
Cash flows from operating activities:
 Net income.......................................  $ 3,783  $   679  $ 4,303
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation...................................    4,885    4,315    3,472
   Amortization of warrant........................       69        -    2,917
   Amortization of goodwill and intangible assets.    4,190    4,190    4,209
   Loss on disposal of equipment..................       13       19        9
   Amortization of deferred compensation..........        -        -       39
   Amortization of debt financing fees............      470      348      269
   Tax refunds....................................    1,380        -        -
   Tax benefit from stock options exercised.......      133       39      357
   Provision for deferred taxes...................    1,082    1,934    1,143
   Changes in operating assets and liabilities:
    Accounts receivable...........................   (1,925)  (1,078)   1,262
    Inventory.....................................     (825)    (363)     (93)
    Prepaid expenses and other current assets.....      (92)  (1,418)     949
    Other assets..................................       45      (61)    (100)
    Accounts payable..............................    1,416      649   (1,448)
    Accrued liabilities...........................    2,584      116   (4,972)
                                                    -------  -------  -------
     Total adjustments............................   13,425    8,690    8,013
                                                    -------  -------  -------
      Net cash provided by operating activities...   17,208    9,369   12,316
                                                    -------  -------  -------
Cash flows from investing activities:
 Equipment and improvements expenditures..........   (3,037)  (3,703)  (5,827)
                                                    -------  -------  -------
      Net cash used in investing activities.......   (3,037)  (3,703)  (5,827)
                                                    -------  -------  -------
Cash flows from financing activities:
 Borrowings of short-term debt....................        -    2,300        -
 Payments for short-term debt.....................   (4,700)       -   (3,300)
 Payments for long-term debt......................   (8,800)  (8,400) (24,000)
 Payments for subordinated debenture..............        -        -  (25,000)
 Proceeds from employee stock purchase plan.......       42       65        -
 Proceeds from exercise of common stock options...      117      137      150
 Proceeds from exercise of warrant................      150        -        -
 Proceeds from issuance of warrant................        -        -        5
 Deferred financing and loan amendment fees.......     (768)       -        -
 Proceeds from issuance of common stock, net......        -        -   42,462
                                                    -------  -------  -------
  Net cash used in financing activities...........  (13,959)  (5,898)  (9,683)
                                                    -------  -------  -------
Net increase (decrease) in cash...................      212     (232)  (3,194)
Effect of exchange rate on cash...................      (27)      32       56
Cash and cash equivalents at beginning of year....      652      852    3,990
                                                    -------  -------  -------
Cash and cash equivalents at end of year..........  $   837  $   652  $   852
                                                    =======  =======  =======
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest........................................  $ 3,436  $ 4,140  $ 7,580
                                                    =======  =======  =======
  Income taxes....................................  $   302  $   395  $ 4,793
                                                    =======  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.
                                       32

                                   PCD INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS:

   PCD Inc. ("the Company") is engaged principally in designing, manufacturing and marketing electronic connectors for use in semiconductor burn-in applications, industrial equipment and avionics. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year footnote amounts to conform with current year presentation.

   REVENUE RECOGNITION

   Revenue is recognized upon shipment to customers. The Company grants to certain of its distributors limited return and stock rotation rights. Historically, the Company's return rate has been insignificant.

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents. The Company had all its cash in interest bearing accounts at December 31, 2000 and December 31, 1999.

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Collateral is not required for trade receivables, but ongoing credit evaluations of customer's financial condition are performed. A greater portion of the Company's accounts receivables are concentrated in the Semiconductor burn-in industry. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in the Semiconductor burn-in industry or by geographic region. Additionally, the Company maintains reserves for potential credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivables.

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

   Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified floating rate of interest times a notional principal amount, and to receive in return an amount equal to the difference between the specified floating rate and the specified fixed rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract is entered into with a major financial institution in order to minimize credit risk. This contract has a term from February 1998 through March 2001. At December 31, 2000, the Company was a variable rate payer of 6.67% and received a fixed rate of 5.72% on notional amount of $35,000,000. The fair value at December 31, 2000, was an unfavorable $17,600.

   INVENTORY

   Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market.

   RESEARCH AND DEVELOPMENT

   Research and development costs are charged to expense as incurred.

   NET INCOME (LOSS) PER COMMON SHARE

   The following table reconciles net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share for each of the years ended December 31, 2000, 1999 and 1998.

                                              Net Income             Per Share
                                                (Loss)       Shares    Amount
For the year ended December 31, 2000          ----------   --------- ---------
Basic earnings............................... $3,783,000   8,623,976   $ 0.44
Assumed exercise of options (treasury method)          -     464,005        -
                                              ----------   ---------   ------
Diluted earnings............................. $3,783,000   9,087,981   $ 0.42
                                              ==========   =========   ======

For the year ended December 31, 1999
Basic earnings............................... $  679,000   8,520,670   $ 0.08
Assumed exercise of options (treasury method)          -     528,043        -
                                              ----------   ---------   ------
Diluted earnings............................. $  679,000   9,048,713   $ 0.08
                                              ==========   =========   ======

For the year ended December 31, 1998
Basic earnings before extraordinary item..... $5,191,000   7,486,915   $ 0.69
Assumed exercise of options (treasury method)          -     680,610        -
                                              ----------   ---------   ------
Diluted earnings before extraordinary item... $5,191,000   8,167,525   $ 0.64
                                              ==========   =========   ======

Extraordinary item........................... $ (888,000)  7,486,915   $(0.12)
Assumed exercise of options (treasury method)          -     680,610        -
                                              ----------   ---------   ------
Diluted extraordinary item................... $ (888,000)  8,167,525   $(0.11)
                                              ==========   =========   ======

Basic earnings............................... $4,303,000   7,486,915   $ 0.57
Assumed exercise of options (treasury method)          -     680,610        -
                                              ----------   ---------   ------
Diluted earnings............................. $4,303,000   8,167,525   $ 0.53
                                              ==========   =========   ======

   In 2000, 1999 and 1998, anti-dilutive Common Stock equivalents of 145,357, 125,963 and 79,366 shares, respectively, were not included in the calculation of diluted EPS.

   EQUIPMENT AND IMPROVEMENTS

   Equipment and improvements are recorded at cost and are depreciated utilizing the straight-line method over their estimated useful lives (Note 5). Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the results of operations.

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

   GOODWILL AND INTANGIBLE ASSETS

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

   IMPAIRMENT OF LONG-LIVED ASSETS

   In accordance with Financial Accounting Standards ("FAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews long-lived assets for impairment whenever events of change in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Each impairment test is based on comparison of undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value. No impairment losses have been recognized in any of the periods indicated.

   FOREIGN CURRENCY TRANSLATION ADJUSTMENT

   The functional currency of the Company's foreign operation is the foreign subsidiary's local currency. Assets and liabilities of the foreign subsidiary are translated using the current exchange rate in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates for the period. The resulting translation adjustments are recorded as a component of stockholders' equity. Gains or losses resulting from foreign currency transactions of approximately $5,000 are included in other income.

   NEW ACCOUNTING STANDARDS

   In 1998, the Financial Accounting Standards Board ("FASB") released FAS 133, Accounting for Derivative Instruments and Hedging Activities, which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB released FAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. FAS 137 deferred the effective date of FAS 133 until June 15, 2000. In July 2000, the FASB released FAS 138, Accounting for

Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 13. FAS 138 amended the requirements of FAS 133 but maintained the effective date as June 15, 2000. FAS 138, as FAS 133 did, standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has evaluated the impact that FAS 138 and found it to be immaterial.


3.  EXTRAORDINARY ITEM:

   In the second quarter of 1998, the Subordinated Debenture issued to Emerson Electric was paid in full. The Company incurred additional interest expense of $642,500, which represents the amortized portion of the Emerson Warrant applicable to the second quarter of 1998, and prepayment penalties of $812,500, which represents the prepayment penalty associated with the Subordinated Debenture.

4.  INVENTORY:

    Inventory consisted of the following at December 31:
                                                             2000     1999
                                                            ------   ------
                                                             (In thousands)
     Raw materials and finished subassemblies.........      $4,213   $3,803
     Work in process..................................          34      308
     Finished goods...................................       1,952    1,368
                                                            ------   ------
       Total..........................................      $6,199   $5,479
                                                            ======   ======

5.  EQUIPMENT AND IMPROVEMENTS:

    Equipment and improvements consisted of the following at December 31:

                                         Estimated Useful
                                          Life In Years         2000     1999
                                      ---------------------   -------  -------
                                                                (In thousands)
     Tools, dies and molds...........           5             $18,928  $17,123
     Machinery and equipment.........          10               6,485    6,155
     Office furniture and fixtures...           5               2,867    2,736
     Computer software...............           3               1,421    1,205
     Transportation equipment........           4                 131      134
     Leasehold improvements.......... Shorter of lease term
                                         or useful life         1,067    1,065
                                                              -------  -------
                                                               30,899   28,418
     Less accumulated depreciation...                          16,315   11,547
                                                              -------  -------
                                                               14,584   16,871
     Capital expenditures in progress                           1,217      671
                                                              -------  -------
     Equipment and improvements, net.                         $15,801  $17,542
                                                              =======  =======

6.  INTANGIBLE ASSETS AND GOODWILL:

    Intangible assets and goodwill consisted of the following at December 31:

                                                                2000     1999
                                                              -------  -------
                                                                (In thousands)
     Patented technology..............................        $ 3,109  $ 3,109
     Trade names/trademarks...........................         10,384   10,384
                                                              -------  -------
       Subtotal.......................................         13,493   13,493
       Less accumulated amortization..................          3,112    2,075
                                                              -------  -------
         Net intangibles..............................        $10,381  $11,418
                                                              =======  =======

     Goodwill.........................................        $61,674  $61,674
     Less accumulated amortization....................          9,251    6,168
                                                              -------  -------
         Net goodwill............. ...................        $52,423  $55,506
                                                              =======  =======


7.  ACCRUED LIABILITIES:

    Accrued liabilities consisted of the following at December 31:

                                                                2000     1999
                                                              -------  -------
                                                                (In thousands)

     Compensation and benefits.....................           $ 1,781  $ 1,220
     Commissions...................................               295      266
     Income taxes payable..........................             1,485      487
     Interest......................................               568      133
     Professional fees.............................               238      269
     Other.........................................             1,192      815
                                                              -------  -------
       Total.......................................           $ 5,559  $ 3,190
                                                              =======  =======


8.  LINE OF CREDIT AND LONG-TERM DEBT:

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

   In August 1998, the Company renegotiated the Senior Credit Facility. As a result, Term Loan A and Term Loan B were combined into a single term loan. Accordingly, the interest rate premium of 50 basis points charged on Term Loan B was eliminated. According to its terms, the re-negotiated Senior Credit Facility will terminate on or before December 31, 2003. At December 31, 2000 and 1999, borrowings of $36,100,000 and $49,600,000 were outstanding under the Senior Credit Facility at a weighted average interest rate of 8.70% and 7.78%, respectively. The unused portion of the Revolver at December 31, 2000 and 1999 was $12,700,000 and $8,000,000, respectively.

   The agreement governing the Senior Credit Facility contains numerous financial and operating covenants. Among these covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lender, acquire the assets of or ownership interest in, or merge with, other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires that the Company to maintain certain financial covenants, including minimum fixed charge coverage ratio, as defined; minimum quick ratio, as defined; maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum interest coverage ratio, maximum capital expenditures, as defined, during the terms of the Senior Credit Facility.

   In March 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. In addition, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 2000 agreement, the Company issued warrants to its lenders covering a total of 203,949 shares of Common Stock at an exercise price of $4.90 per share. The value of this warrant, utilizing the Black Scholes option pricing method, was determined to be $289,000. The assumptions utilized under the Black Scholes method were 96% volatility, 5.3675% riskless rate of return, no dividends and a term of six months. This adjustment was made to offset the debt outstanding and the contra amount was credited to additional paid in capital. This warrant is being amortized over the remaining life of the debt. The following debt information is being presented gross of this warrant valuation. Since the Company did not obtain at least $10 million of subordinated debt or other capital infusions ("Junior Capital") by June 30, 2000, the warrants became exercisable. In addition, since the Company did not obtain the Junior Capital by April 30, 2000, the Company started paying on May 1, 2000 the lenders a fee of 0.25% of the sum of the total outstanding principal balance under the Term Loan plus the Revolving Credit Loan Commitment. The Company was in compliance with all of its debt covenants as of December 31, 2000.

Long-term debt consists of the following:

                                                                2000     1999
                                                              -------  -------
                                                                (In thousands)
     Total long-term debt.............................        $28,800  $37,600
     Less - current portion...........................          9,200    8,800
                                                              -------  -------
                                                              $19,600  $28,800
                                                              =======  =======

     Maturities of long-term debt are as follows:

          Year Ended December 31,                    Amount
                                                 (In thousands)
                    2001....................        $ 9,200
                    2002....................          9,600
                    2003....................         10,000
                                                    -------
                                                    $28,800
                                                    =======


9.  SUBORDINATED DEBENTURE:

   On December 26, 1997, the Company entered into a Subordinated Debenture and Warrant Purchase Agreement ("Purchase Agreement") with Emerson Electric Co. ("Emerson"), the Company's largest stockholder. Pursuant to the Purchase Agreement, the Company issued to Emerson a Subordinated Debenture ("Debenture") with a principal amount of $25 million at an annual rate of interest of 10% and a Common Stock Purchase Warrant (the "Emerson Warrant") for the purchase of up to 525,000 shares of PCD Common Stock at a purchase price of $1.00 per share. In April 1998, the Company paid the principal, interest and prepayment penalty of 3.25%, or $812,500, in full. Accordingly, 375,000 shares of the Emerson Warrant terminated by the terms thereof, leaving the Emerson Warrant only exercisable for 150,000 shares of PCD Common Stock. The Emerson Warrant was exercised during 2000.


10. INCOME TAXES:

    The provision (benefit) for income taxes for the years ended December 31, 2000, 1999, and 1998 was as follows:

                                              2000       1999      1998
                                             ------    -------    ------
                                                    (In thousands)
          Current
            Federal....................      $  366    $(1,271)   $ (220)
            State......................         166        111       625
            Foreign....................       1,015       (181)    1,560
                                             ------    -------    ------
              Total current............       1,547     (1,341)    1,965
                                             ------    -------    ------
          Deferred
            Federal....................         977      1,647     1,345
            State......................         151        193       (32)
            Foreign....................         (21)      (100)     (170)
                                             ------    -------    ------
              Total deferred...........       1,107      1,740     1,143
                                             ------    -------    ------
                                             $2,654    $   399    $3,108
                                             ======    =======    ======

    The components of the net deferred tax asset consisted of the following at December 31, 2000 and 1999:

                                                         2000       1999
                                                       -------    -------
                                                          (In thousands)
          Deferred tax assets (liabilities):
            Difference in accounting for inventory     $   493    $   193
            Accounts receivable allowances........         128         81
            Vacation and other accruals...........         570        357
            Net operating loss carryforwards......         426        416
            Foreign tax credit carryforwards......         808        744
            Amortization..........................      (1,250)      (906)
            In-process research and development...      12,286     13,312
            Difference in depreciation methods....      (1,751)    (1,417)
            Alternative minimum tax credits.......          30         24
            Valuation allowance...................        (589)      (546)
                                                       -------    -------
              Net deferred tax asset..............     $11,151    $12,258
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

   At December 31, 2000 and December 31, 1999, for state tax purposes, the Company has net operating loss carryforwards of approximately $7,882,000 and $7,218,000 respectively. These losses begin to expire after 2001. In addition, the Company has foreign tax credit carryforwards of approximately $808,000 and $744,000 at December 31, 2000 and December 31, 1999,

respectively. These foreign tax credit carryforwards are offset by valuation allowances of $589,000 and $546,000 at December 31, 2000 and December 31, 1999, respectively. These credits begin to expire after 2003.

   The analysis of the variance of income taxes as reported from income taxes compiled at the U.S. statutory federal income tax rate for continuing operations is as follows:
                                                  2000       1999      1998
                                                 ------    -------    ------
                                                        (In thousands)
   Income taxes at U.S. statutory rate of 34%    $2,189    $   366    $2,520
   State income taxes........................       209        177       391
   Benefit of foreign sales corporation......      (113)       (91)     (127)
   Benefit of foreign tax credits............         -          -      (156)
   Foreign tax rate differential.............       210        (87)      501
   Other, net................................       159         34       (21)
                                                 ------    -------    ------
                                                 $2,654    $   399    $3,108
                                                 ======    =======    ======

11.  COMMITMENTS AND CONTINGENCIES:

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

LEASES:

   The Company leases office and production facilities in Peabody, Massachusetts, South Bend, Indiana, Yokohama, Japan, and Phoenix, Arizona and leases distribution and a technical sales support facility in Northhampton, England. These rentals are subject to escalation in real estate taxes and operating expenses. Rental expense for the years ended December 31, 2000, 1999, and 1998 was $1,083,000, $1,116,000 and $1,270,000, respectively.

Minimum future rental commitments under leases with remaining terms in excess of one year (including a lease extension entered into during January 2001) are approximately as follows:

                   Year Ended December 31,           Amount
                                                     ------
                                                 (In thousands)
                   2001...................           $  956
                   2002...................              918
                   2003...................              760
                   2004...................              510
                   2005...................              516
                   Thereafter.............            2,219


12.  STOCKHOLDERS EQUITY:

STOCK OPTIONS:

   DIRECTORS STOCK PLAN

   The Company's 1996 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on January 30, 1996 and thereafter by the Company's stockholders. Under the Directors Stock Plan, commencing with the 1997 annual meeting of stockholders, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") who has not previously been granted an option to purchase shares of Common Stock will be granted, on the thirtieth day after such meeting, an option to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, on the thirtieth day after such meeting, each outside director will be granted an option at each annual meeting of stockholders to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 36,000 shares of Common Stock are available for awards under the Directors Stock Plan. Each option shall vest 6 months after, and expire 10 years from, the date of grant of such option. As of December 31, 2000, 12,000 shares of the Company's common stock were available for future grants and 18,000 of the 24,000 options which are outstanding under the 1996 Directors Stock Plan were exercisable. No options may be granted under the Directors Stock Plan after January 29, 2006.

   1996 STOCK PLAN

   The Company's 1996 Stock Plan was approved by the Board of Directors on January 30, 1996, and thereafter by the Company's stockholders. The 1996 Stock Plan provides for the grant or award of stock options, restricted stock and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1996 Stock Plan may be either incentive stock options or non-qualified options. The 1996 Stock Plan is administered by the Compensation Committee. Subject to the provisions of the 1996 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. While the Committee determines the prices at which options and other Awards may be exercised under the 1996 Stock Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 324,000. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. As of December 31, 2000, 119,250 shares of the Company's common stock were available for future grants and 98,750 of the 198,000 options which are outstanding under the 1996 Stock Plan were exercisable. No awards may be made under the 1996 Stock Plan after January 29, 2006.


   1992 STOCK OPTION PLAN

   The Company's 1992 Stock Option Plan as amended on January 30, 1996 provided for the grant or award of stock options, which may be either incentive stock options or non-qualified stock options to key employees and directors. The Compensation Committee administers the 1992 Stock Option Plan. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 954,000. As of December 31, 2000, 36,000 shares of the Company's common stock were available for future grants and all 276,750 options which are outstanding under the 1996 Stock Plan are exercisable. No awards may be made under the 1996 Stock Plan after January 29, 2006.

   The following table summarizes the transactions from these plans:

                                                             Weighted
                                                              average
                                                Options   exercise price
                                                -------   --------------
   Options outstanding at December 31, 1997     719,850         3.46
     Options exercised.....................    (119,500)        1.26
     Options canceled......................      (2,000)       21.50
     Options granted.......................      36,500        19.45
                                                -------
   Options outstanding at December 31, 1998     634,850         4.74
     Options exercised.....................    (115,000)        1.19
     Options canceled......................     (19,500)       16.78
     Options granted.......................     153,000         8.39
                                                -------
   Options outstanding at December 31, 1999     653,350         5.86
     Options exercised.....................     (90,350)        1.30
     Options canceled......................    (133,750)       12.91
     Options granted.......................      69,500         6.21
                                                -------
   Options outstanding at December 31, 2000     498,750         4.84
                                                =======


   Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                                             Exercisable
                                     Weighted            ------------------
                                      Average   Weighted           Weighted
                         Number of   Remaining   Average            Average
           Range of       options   Contractual Exercise Number of Exercise
        Exercise prices outstanding     Life      Price   Options   Price
        --------------- ----------- ----------- -------- --------- --------
         $        1.15    199,750       1.90     $ 1.15   199,750   $ 1.15
             1.54-2.08     77,000       4.38       1.65    77,000     1.65
                  3.75      4,500       9.42       3.75     4,500     3.75
             5.00-5.88     77,000       9.06       5.40    28,000     5.55
             7.87-8.37     79,000       8.75       8.25    39,000     8.21
                 9.375     10,000       9.83       9.94     2,500     9.94
                 11.00      4,500       8.42      11.00     4,500    11.00
          16.125-17.75     39,000       7.25      16.75    32,250    16.78
                 21.50      8,000       7.08      21.50     6,000    21.50

   For the years ended December 31, 2000, 1999, and 1998, options to purchase 393,500, 504,851, and 560,768 shares, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through October 27, 2003.

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

   SUPPLEMENTAL DISCLOSURE FOR STOCK BASED COMPENSATION:

   The Company has three stock-based compensation plans, which are described above. In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

                                              2000                           1999                          1998
                                   --------------------------     --------------------------     --------------------------
                                                  Net income                    Net income                    Net income
                                                   Per share                     Per Share                     Per Share
                                                -------------                  -------------                  -------------
                                   Net income   Basic Diluted     Net income   Basic Diluted     Net income   Basic Diluted
                                  -----------   ----- -------     ----------   ----- -------     ----------   ----- -------
           As reported..........     $ 3,783    $0.44  $0.42        $   679    $0.08  $0.08        $ 4,303    $0.57  $0.53
           Pro forma............     $ 3,534    $0.41  $0.39        $   323    $0.04  $0.04        $ 3,898    $0.52  $0.48

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          2000       1999       1998

          Dividend yield..............    None       None       None
          Expected volatility.........   119.3%     81.6%      61.7%
          Risk free interest rate.....     5.0%      5.62%      5.40%
          Expected life (years).......     5.0       5.0        5.0

   Weighted average fair value of options granted at fair value at date of grant:

                        1998...............     $12.57
                                                ======
                        1999...............     $ 6.26
                                                ======
                        2000...............     $ 5.44
                                                ======

   The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. Additional awards in future years are anticipated.

14.  PROFIT SHARING PLAN:

   The Company has Employee Savings and Profit Sharing Plans (the "Plans") under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, after reaching the applicable service level, are eligible to participate in the Plans. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount, plus a matching amount provided by the Company, is contributed to the Plan. Company contributions to the Plans for the years ended December 31, 2000, 1999, and1998 amounted to $235,509, $210,170 and $190,000, respectively.

15.  EMPLOYEE STOCK PURCHASE PLAN:

   During 1998, the stockholders of the Company approved the 1998 Employee Stock Purchase Plan (the "1998 Employee Stock Purchase Plan") covering 80,000 shares of the Company's Common Stock. All employees who have completed twelve months of employment, except for those employees who possess at least 5% of the voting power of the Company's Common Stock are entitled, through payroll deductions of amounts up to 10% of his or her salary, to purchase shares of the Company's Common Stock at the lesser of 85% of the market price at the offering date or the offering termination date. During the years 2000 and 1999, 9,737 and 7,053 shares were issued, respectively and no shares were issued in 1998, leaving 63,210 shares available for future issuance.

16.  RESTRUCTURING CHARGE:

   During 1999, the Company recorded a charge of $259,000 in connection with the restructuring program at Wells-CTI. During the year, the Pennsylvania stamping facility was closed with operations transferred to Peabody, MA and the Japan subsidiary of Wells-CTI was downsized. The expenses incurred were for severance payments of $177,000, write-off of fixed assets of $42,000, remodeling of Japanese office of $32,000 and other miscellaneous expenses of $8,000. At December 31, 1999, the only accrued expenses for these restructuring costs were for severance payments in the amount of $48,000 and there was no accrued expense at December 31, 2000.


17.  SIGNIFICANT CUSTOMERS AND EXPORT SALES:

   One customer accounted for approximately 20.8% and 17.6% of the Company's net sales in 2000 and 1999, respectively. A second customer accounted for approximately 12.7% of the Company's net sales in 1998. The Company had export sales of approximately $13.1 million, $13.2 million and $13.7 million in 2000, 1999 and 1998, respectively. All export sales are in U.S. dollars. No one country or region (other than the United States) accounted for greater than 10% of net sales.

   18.  SEGMENT INFORMATION:

The Company designs, manufactures and markets electronic connectors for use in Semiconductor burn-in applications, industrial equipment and avionics. The Company has two principal businesses: Semiconductor burn-in segment and industrial and avionics segment. Each of these is a business segment with its respective financial performance detailed in this report. Net income of the two principal businesses excludes the effects of special charges and gains. The results for Semiconductor burn-in include the effects of royalty revenues from IC package-related cross-license agreements. Business assets are the owned or allocated assets used by each business. Included in corporate activities are general corporate expenses, net of elimination of inter-segment transactions, which are generally intended to approximate market prices. Assets of corporate activities include cash, corporate equipment and improvements, net, and Company tax assets.


                                                   2000      1999      1998
                                                 --------  --------  --------
                                                        (In thousands)
     Sales:
     Industrial/Avionics.....................    $ 19,516  $ 18,385  $ 18,214
     Semiconductor burn-in...................      42,441    33,453    46,177
                                                 --------  --------  --------
       Totals................................    $ 61,957  $ 51,838  $ 64,391
                                                 ========  ========  ========

     Net income(loss):
     Industrial/Avionics.....................    $  2,477  $  2,528  $  2,426
     Semiconductor burn-in...................       1,336    (1,832)    2,866
     Corporate activities....................         (30)      (17)     (101)
     Special charges - Semiconductor burn-in.           -         -      (888)
                                                 --------  --------  --------
       Totals................................    $  3,783  $    679  $  4,303
                                                 ========  ========  ========

     Special charges:
     Acquired research & development.........    $      -  $      -  $      -
     Extraordinary item......................           -         -       888
                                                 --------  --------  --------
       Totals................................    $      -  $      -  $    888
                                                 ========  ========  ========

     Assets:
     Industrial/Avionics.....................    $  9,255  $  9,269  $  8,960
     Semiconductor burn-in...................      86,976    90,004    94,499
     Corporate activities....................      12,882    15,513    15,645
                                                 --------  --------  --------
     Totals..................................    $109,113  $114,786  $119,104
                                                 ========  ========  ========

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                        (In thousands)
     Equipment and improvements:
     Industrial/Avionics.....................    $  8,588  $  7,829  $  7,042
     Semiconductor burn-in...................      21,920    19,763    17,522
     Corporate activities....................       1,608     1,497     1,005
                                                 --------  --------  --------
       Totals................................    $ 32,116  $ 29,089  $ 25,569
                                                 ========  ========  ========

     Additions:
     Industrial/Avionics.....................    $    725  $    603  $  1,341
     Semiconductor burn-in...................       2,208     2,547     3,550
     Corporate activities....................         104       553       885
                                                 --------  --------  --------
       Totals................................    $  3,037  $  3,703  $  5,776
                                                 ========  ========  ========

     Depreciation:
     Industrial/Avionics.....................    $  1,031  $    965  $    843
     Semiconductor burn-in...................       3,549     3,199     2,588
     Corporate activities....................         305       151        41
                                                 --------  --------  --------
       Totals................................    $  4,885  $  4,315  $  3,472
                                                 ========  ========  ========

     Intangible assets:
     Industrial/Avionics.....................    $      -  $      -  $      -
     Semiconductor burn-in...................      75,167    75,167    75,167
     Corporate activities....................           -         -         -
                                                 --------  --------  --------
       Totals................................    $ 75,167  $ 75,167  $ 75,167
                                                 ========  ========  ========

     Amortization:
     Industrial/Avionics.....................    $      -  $      -  $      -
     Semiconductor burn-in...................       4,190     4,190     4,209
     Corporate activities....................           -         -         -
                                                 --------  --------  --------
       Totals................................    $  4,190  $  4,190  $  4,209
                                                 ========  ========  ========

   The following geographic area data include trade revenues based on product shipment destination and royalty payor per location, and property, plant and equipment based on physical location:

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                        (In thousands)
     Geographic area net trade revenue:
     United States...........................    $ 48,311  $ 38,650  $ 50,682
     Japan...................................       9,838     8,501     1,131
     Singapore...............................           -         -     3,573
     Rest of world...........................       3,808     4,687     9,005
                                                 --------  --------  --------
       Totals................................    $ 61,957  $ 51,838  $ 64,391
                                                 ========  ========  ========

     Geographic area equipment and improvements:
     United States...........................    $ 27,373  $ 24,975  $ 22,594
     Japan...................................       4,743     4,114     2,975
     Singapore...............................           -         -         -
                                                 --------  --------  --------
       Totals................................    $ 32,116  $ 29,089  $ 25,569
                                                 ========  ========  ========


19.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                             For the Three Months Ended
                                        ------------------------------------
                                          Apr 1,   Jul 1,  Sep 30,  Dec 31,
                                         -------  -------  -------  -------
                                        (In thousands, except per share data)
          2000
            Net sales.................   $13,905  $14,330  $16,130  $17,592
            Gross profit..............     6,183    6,757    7,369    8,158
            Net income................       322      735    1,179    1,547
            Earnings per share:
              Basic...................   $  0.04  $  0.09  $  0.14  $  0.18
              Diluted.................   $  0.04  $  0.08  $  0.13  $  0.17

                                             For the Three Months Ended
                                        ------------------------------------
                                          Apr 3,   Jul 3,   Oct 2,  Dec 31,
                                         -------  -------  -------  -------
                                        (In thousands, except per share data)
          1999
            Net sales.................   $12,633  $13,210  $13,489  $12,506
            Gross profit..............     6,254    6,593    6,305    4,703
            Net income (loss) ........       365      524      282     (492)
            Earnings (loss) per share:
              Basic...................   $  0.04  $  0.06  $  0.03  $ (0.06)
              Diluted.................   $  0.04  $  0.06  $  0.03  $ (0.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Set forth below are the executive officers of the Company and their ages as of December 31, 2000 and positions held with the Company, as follows:

          Name                    Age  Position

          John L. Dwight, Jr.     56   Chairman of the Board, Chief Executive
                                        Officer, President and Director

          John T. Doyle           40   Vice President and General Manager,
                                        PCD Industrial/Avionics Division

          Jeffrey A. Farnsworth   54   Vice President and General Manager,
                                        Wells-CTI - USA

          Roddy J. Powers         57   Vice President, Operations

          John J. Sheehan III     44   Vice President, Finance and
                                        Administration, Chief Financial
                                        Officer, and Treasurer

   Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when he purchased a controlling interest in PCD. Mr. Dwight was previously Vice President - International of Burndy Corporation, an electronic connector manufacturer. Mr. Dwight has 29 years of management and operating experience in the connector industry.

   Mr. Doyle rejoined PCD as Vice President and General Manager, Industrial/Avionics Division in August 1999. From January 1996 to July 1999, Mr. Doyle held various positions with Thomas & Betts including Vice President
- Worldwide Engineering, VP/GM - Communications Division and VP/GM - Automotive Division. From August 1992 to January 1996, he held positions at Amphenol Corp., RF/Microwave Division as Director of Engineering and Director of Operations. Prior to August 1992, he was VP - Engineering & Quality Assurance at PCD. Mr. Doyle has 19 years of experience in the connector industry.

   Mr. Farnsworth has served as Vice President and General Manager, Wells-CTI
- USA since July 2000. From August 1999 to July 2000, he served as Vice President - Sales and Marketing, Wells-CTI. From December 1997 to August 1999, he was Vice President and General Manager - CTI. From October 1993 to December 1997, he was Vice President and General Manager - CTI. Mr. Farnsworth was a founder of Component Technologies, Inc. in 1983, and remained with the

Company, in various positions in sales and marketing, following the acquisition of Component Technologies, Inc. by the Company in 1988. Mr. Farnsworth has 24 years of experience in the connector industry.

   Mr. Powers has served as Vice President, Operations since he joined the Company in 1983. Previously, he was the General Manager of the Incon Division of Transitron, which was acquired by PCD.

   Mr. Sheehan joined PCD as Vice President Finance and Administration, Chief Financial Officer and Treasurer in August 1999. From 1997 to 1999 he was Corporate Controller of Sappi Fine Paper North America, a manufacturer and distributor of coated paper for the printing and publishing industry. From 1991 to 1997 he was Corporate Controller of Value Health, Inc. a NYSE - listed specialty health care services company. Mr. Sheehan is a certified public accountant with previous experience as an auditor for PricewaterhouseCoopers LLP.

DIRECTORS

   For information with respect to the Directors of the Company, see "Election of Directors" in the Proxy Statement (the "2001 Proxy Statement") for the PCD Inc. 2001 Annual Meeting of Stockholders, which portion of the Proxy Statement is incorporated herein by reference.

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

   Based solely on a review of the copies of such forms and amendments thereto received by the Company, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its officers, directors and shareholders were met.

ITEM 11. EXECUTIVE COMPENSATION

   The information contained under the caption Executive Compensation in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained under the caption Security Ownership Of Management and Principal Stockholders in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as a part of the Form 10-K Report

     1) Financial Statements

         PCD INC.
           DECEMBER 31, 2000 and 1999
           Report of Independent Accountants
           Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended
             December 31, 2000, 1999 and 1998
           Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows for the years ended
             December 31, 2000, 1999 and 1998
           Notes to Consolidated Financial Statements

     2) The Report of Independent Accountants on the Financial Statement Schedule and the schedule listed below are filed as part of this annual report on Form 10-K.

                                                                       PAGE

        Report of Independent Accountants
         of Financial Statement Schedule.........................       S-1

        Schedule II - Valuation and Qualifying Accounts..........       S-2

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

  10.39(6) Registrant's Employee Stock Purchase Plan.

  10.40(6) Form of option agreement for the 1998 Employee Stock Purchase Plan.

  10.41(7) First Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           July 31, 1998.

  10.42(7) Second Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           August 31, 1998.

  10.43(8) Third Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           March 19, 1999.

  10.44(8) Fourth Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           September 29, 1999.

  10.45(8) Fifth Amendment to Loan Agreement between Fleet National Bank and other lenders dated
           March 6, 2000.

  10.46(8) Warrant issued to Fleet National Bank and other lenders under the Senior Credit Facility dated March 6, 2000.

  10.47(8) Registration Rights Agreement between Fleet National Bank and other lenders under the
           Senior Credit Facility dated March 6, 2000.

  10.48(8) Executive Separation Benefits Plan effective March 6, 2000.

  10.49    Amended 1996 Eligible Directors Stock Plan.

  10.50    Amended lease dated January 2000, between 779 Woodlake, LLC and CTI Technologies, Inc.
           for premises located at 2102 W. Quail Avenue, Phoenix, Arizona.

  21.1     Subsidiaries of the Registrant.

  23.1     Consent of PricewaterhouseCoopers, LLP.

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

(8) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no.
    0-27744), as filed on March 17, 2000, and is incorporated in this document by reference.

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

  10.37(3)  Letter Agreement with Richard J. Mullin, effective December 26, 1997.

  10.38(3)  Management Incentive Plan.

  10.39(4)  Registrant's Employee Stock Purchase Plan.

  10.40(4)  Form of option agreement for the 1998 Employee Stock Purchase Plan.

  10.48(5)  Executive Separation Benefits Plan effective March 6, 2000.

  10.49     Amended 1996 Eligible Directors Stock Plan.
----------

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

(5) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no.
    0-27744), as filed on March 17, 2000, and is incorporated in this document by reference.

(b)  Reports on Form 8-K

        The Company filed no reports on Form 8-K during the fourth quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PCD INC.

     Dated: March 9, 2001                  By: /s/ John L. Dwight, Jr.
                                               ------------------------------
                                               John L. Dwight, Jr.
                                               Chairman of the Board, President
                                               and Chief Executive Officer.


                      POWER OF ATTTORNEY AND SIGNATURES

   Each person whose signature appears below hereby authorizes and appoints John L. Dwight, Jr. and John J. Sheehan III, and each of them, with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Form 10-K for the fiscal year ended December 31, 2000. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates, indicated.

     Dated: March 9, 2001                   By: /s/ John L. Dwight, Jr.
                                               ------------------------------
                                               John L. Dwight, Jr.
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               (principal executive officer)

     Dated: March 9, 2001                       /s/ John J. Sheehan III
                                               ------------------------------
                                               John J. Sheehan III
                                               Vice President - Finance and
                                               Administration, Chief Financial
                                               Officer, and Treasurer
                                               (principal financial and
                                                accounting officer)

     Dated: March 9, 2001                       /s/ Jerome D. Brady
                                               ------------------------------
                                               Jerome D. Brady
                                               Director

     Dated: March 9, 2001                       /s/ John E. Stuart
                                               ------------------------------
                                               John E. Stuart
                                               Director

     Dated: March 9,  2001                     /s/ James D. Switzer
                                               ------------------------------
                                               James D. Switzer
                                               Director

     Dated: March 9,  2001                     /s/ Theodore C. York
                                               ------------------------------
                                               Theodore C. York
                                               Director

                      REPORT OF INDEPENDENT ACCOUNTANTS


     Report of Independent Accountants on
     Financial Statement Schedule


     To the Board of Directors and Shareholders of PCD Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 5, 2001, appearing in Item 8 in this Form 10-K also included an audit of the financial statement schedule listed in Item 14
     (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







      /s/ PricewaterhouseCoopers LLP


     Boston, Massachusetts
     February 5, 2001

                                             PCD INC
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE FISCAL YEARS ENDED 2000, 1999 AND 1998
                                        (In Thousands)

                                                      Additions
                                      Balance at      Charged to                       Balance at
                                  Beginning of Year   Costs & Expenses   Deductions   End of Year
Year ended December 31, 2000,
 Allowance for doubtful accounts       $   367             $   33         $  53(1)      $   347
                                       =======             ======         ========      =======

Year ended December 31, 1999,
 Allowance for doubtful accounts       $   319             $   51         $   3         $   367
                                       =======             ======         ========      =======

Year ended December 31, 1998,
 Allowance for doubtful accounts       $   305             $   14         $   -         $   319
                                       =======             ======         ========      =======




































                                     S-2
                                                                   EXHIBIT 10.49
                            PCD INC.
             PCD 1996 ELIGIBLE DIRECTORS STOCK PLAN

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

                                                                 EXHIBIT 10.50
                          SECOND AMENDMENT TO LEASE

THIS SECOND AMENDMENT TO LEASE ("Second Amendment") is made on this 9th day of January, 2000 between the 799 Woodlake, LLC ("Landlord") and CTI Technologies, Inc., an Arizona Corporation, ("Tenant").

     A. Landlord and Tenant previously entered previously entered into that certain Lease dated 18th day of May, 1995 ("LEASE"), for the lease of certain premises ("DEMISED PREMISES") consisting of approximately 24,158 square feet and commonly known as Suite I within the building ("Building") located at 2102 West Quail Road, Phoenix, Arizona 85027 according to the terms thereof Please note the suite number listed in original lease is incorrect. THE CORRECT SUITE NUMBER FOR THIS SUITE IS 2 AND IS REFERRED TO CORRECTLY IN THIS DOCUMENT

     B. Landlord and Tenant desire to modify the term of the Lease, and the square footage, all subject to the terms and conditions set forth herein.

In consideration of the mutual covenants herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant hereby agree as follows:

     1. DEFINITIONS. All of the terms used in this Second Amendment shall have the same meanings as set forth in the Lease, except to the extent expressly set forth herein.

     2. Sec. 201. TERM. SECTION 2.01 of the Lease is amended to extend the term of the lease through December 31, 2010, which shall now be the Termination Date thereunder.

     3. RENT. Monthly Net Basic Rent pursuant to Section 301 of the Lease shall be as follows for the balance of the Term as so extended.

     MONTHLY NET BASIC RENT FOR ORIGINAL PREMISES 12/1/00 to 11/30/03
          - Suite #2, approximately 24,158 sf
            December 1, 2000 - November 30, 2001      $10,001.41 + CAM + Taxes
            December 1, 2001 - November 30, 2002      $10,194.68 + CAM + Taxes
            December 1, 2002 - November 30, 2003      $1O,194.68 + CAM + Taxes

     MONTHLY NET BASIC RENT FOR ADDITIONAL SPACE 1/l/01 to 12/31/03
          - Suite #2A, approximately 4,671 sf
            January 1, 2001 - December 31, 2001       $3,033.96 + CAM + Taxes
            January 1, 2002 - December 31, 2002       $3,073.19 + CAM + Taxes
            January 1, 2003 - December 31, 2003       $3,113.36 + CAM + Taxes

     MONTHY NET BASIC RENT FOR BOTH SPACES TOGETHER  1/1/04 to 12/21/10
          - Suite 2 and 2a (approximately 28,829 sf)
            January 1, 2004 - December 31, 2004       $18,446.65 + CAM + Taxes
            January 1, 2005 - December 31, 2005       $18,936.74 + CAM + Taxes
            January 1, 2006 - December 31, 2006       $19,464.31 + CAM + Taxes
            January 1. 2007 - December 31, 2007       $19,994.77 + CAM + Taxes
            January 1, 2008 - December 31, 2008       $20,542.52 + CAM + Taxes
            January 1, 2009 - December 31, 2009       $21,107.57 + CAM + Taxes
            January 1, 2010 - December 31, 2010       $21,689.91 + CAM + Taxes

         Tenant's proportionate share-of operating and maintenance expenses and taxes (the CAM + Taxes referred to above) shall continue to be calculated in manner set forth in the Lease.

     4. CURRENT DEMISED PREMISES. The Demised Premises originally and currently covered by the Lease are confirmed to be those certain premises in Building commonly referred to as Suite 2, consisting of approximately 24,158 square feet.

     5. ADDITIONAL SPACE. From and after January 1. 200l, the Demised Premises shall be expanded to include as additional space those certain premises in the Building commonly referred to as Suite 2a, consisting of approximately 4,671 square feet.

     6. COMBINED PREMISES. With the expansion effected by the preceding paragraph, from and after January 1, 2001 the Demised Premises under the Lease shall be both Suite 2 and Suite 2A together, consisting of approximately 28,829 square feet.

     7. OPTION TO EXPAND INTO PRECISION ROLLER SPACE. Landlord hereby grants Tenant the option to expand into an additional 13,876 square feet in the Building, currently occupied by Precision Roller and commonly known as Suite 1. Precision Roller's current lease expires on July 31, 2005. CTI must provide written notification to the Landlord of CTI'S intention to lease Suite I no later 5:00 PM Mountain Standard Time, January 31, 2005. Lease must be fully executed by both parties by the later of (a) 30 days after Landlord delivers a proposed lease document to Tenant or (b) 5:00 PM Mountain Standard Time February 28, 2005, or option to lease expires. Lease space will be rented at then market rental rates + 3% CPI increase each year plus CAM and Taxes as set forth above and will terminate concurrently with CTI Technologies, Inc.'s existing Lease on December.30, 2010. The parties shall each negotiate in good faith in attempting to conclude such lease. In the event the parties disagree as to what the prevailing market rental rates then are, such dispute shall be resolved in the same manner as set forth in Schedule 4, Section I.2(a)(iii) of the existing Lease (which sets forth a procedure for a similar determination to be made with respect to the term extension option thereunder).

     8. OPTION TO EXPAND INTO DESERT X RAY SALES, INC. SPACE. Landlord hereby grants Tenant the option to expand into an additional 7,266 square feet, currently occupied by Desert X Ray Sales, Inc. and commonly known as Suite 3. Desert X Ray's current lease expires on November 30, 2004. CTI must provide written notification to the Landlord of CTI'S intention to lease Suite 3 no later than 5:00 PM Mountain Standard Time, May 31, 2004. Lease must be fully executed by both parties by the later of a) 30 days after Landlord delivers a proposed lease document to Tenant or (b) 5:00 PM Mountain Standard Time June 30, 2004, or option to lease expires. Lease space will be rented at then market rental rates + 3% CPI increase each year plus CAM and Taxes and will terminate concurrently with CTI Technologies, Inc.'s existing lease on December 30, 2010. The parties shall each Negotiate in good faith in attempting to conclude such Lease. In the Event the parties disagree as to what the prevailing market rental rates then are, such dispute will be resolved in the same manner as Set forth in Schedule 4, Section I.2(a)(iii) of the existing Lease (which sets forth a procedure for a similar determination to be made with respect to the term extension option thereunder).

     9. ASSISTANCE IN EFFORTS TO BUY OUT DESERT X_RAY. Landlord shall reasonably and diligently assist in a lease buyout of the current tenant, Desert X Ray Sales, Inc. space. Landlord and CTI must agree agree on buyout terms. Should a buyout occur, Landlord will require a Letter of Credit from CTI Technologies, Inc. in an amount equal to the cost of the buyout at the time the option is exercised for the term of the lease. The cost of the buyout will be amortized over the term of the lease with the termination date being December 30, 2010. Amortization will be at the then current market interest rate, not less than 10%, and the rental rate will be at the then current rental rate plus a 3% CPI increase each year plus CAM and Taxes. Any dispute as to the prevailing market rental rate shall be resolved in the same manner set forth in the preceding paragraph.

     10. DELIVERY OF SPACE. Landlord shall deliver all additional space to Tenant provided forth in this Amendment free and clear of all other tenants and occupants, and Tenant shall not be obligated to commence paying rent for any such space until Landlord does so. Tenant shall be entitled to inspect all such space before accepting and occupying it, and may reject any space which is significantly damaged, contains any hazardous materials, substances or other pollutants, or has similar serious defects.

     11. FULL FORCE AND EFFECT. All of the terms and conditions set forth in the Lease shall remain in full force and effect, except to the extent otherwise expressly set forth in this Second Amendment.

     12. CONFLICTS. In the event that any of the provisions of the Lease conflict with any of the terms and provisions of this Second Amendment, the terms and conditions of this Second Amendment shall prevail.

     13. TIME IS ESSENCE. Time is of the essence of each and every term of this Agreement.

     IN WITNESS WHEREOF, said Landlord and Tenant have caused this instrument to be executed by their respective duly authorized officers, all as of the day and year first written above.




                                 LANDLORD:

                                 799 Woodlake, LLC
                                 BY: Schirmer Management and Development, Inc.
                                 Its: Agent

                                 By: /s/ Charlie Nickelson          1/9/01
                                    -----------------------------   ------
                                    Charlie Nickelson               Date


                                 TENANT:

                                 CTI Technologies, Inc.


                                 By: /s/ Jeffrey Farnsworth         1/9/01
                                    -----------------------------   ------
                                    Jeffrey Farnsworth               Date







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

                                                                 EXHIBIT 23.1


                 CONSENT OF PRICEWATERHOUSECOOPERS LLP

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-07393, 333-07403, 333-07405 and 333-57805) of
our report dated February 5, 2001, relating to the financial statements and consolidated financial statement schedule, which appear in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2001