Form 10-Q
period 2001-03-31
PCD INC
filed 2001-05-14
CIK 1007594

OR

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-Q

(Mark One)
	[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

	Number of shares of common stock, $0.01 par value, outstanding at May 9, 2001: 8,840,969.
PCD INC.
TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

	Item 1. Financial Statements	3
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

	PART II. OTHER INFORMATION

	Item 1. Legal Proceedings	10
	Item 4. Submission of Matters to a Vote of Security Holders	10
	Item 6. Exhibits and Reports on Form 8-K	10

	Signatures	11

PCD Inc.

FORM 10-Q

FOR THE QUARTER ENDED

MARCH 31, 2001

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the semiconductor industry which is currently experiencing a cyclical downturn, the Company's ability to meet its debt covenants, fluctuations in demand for the Company's products, the Company's dependence on its principal customers and independent distributors, indebtedness, international sales and operations, rapid technological evolution in the electronics industry and the like. The Company's most recent filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

PCD INC.

CONSOLIDATED BALANCE SHEETS
(Condensed and unaudited)
(In thousands, except share data)

	3/31/01	12/31/00
ASSETS

Current assets:
Cash and cash equivalents	$ 892	$ 837
Accounts receivable, net	6,280	8,318
Inventory	6,818	6,199
Prepaid expenses and other current assets	691	823
	_______	_______
Total current assets	14,681	16,177
	_______	_______
Equipment and improvements:
Equipment and improvements	33,272	32,116
Accumulated depreciation	17,525	16,315
	_______	_______
Equipment and improvements, net	15,747	15,801
Deferred tax asset	11,154	11,151
Goodwill, net	51,652	52,423
Intangible assets, net	10,121	10,381
Debt financing fees	1,547	1,574
Other assets	1,581	1,606
	_______	_______
Total assets	$ 106,483	$ 109,113
	=====	=====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$ 8,450	$ 7,300
Current portion of long-term debt	9,218	9,118
Accounts payable-trade	4,209	5,134
Accrued liabilities	4,418	5,559
	_______	_______
Total current liabilities	26,295	27,111
Long-term debt, net of current portion	17,076	19,455
Accumulated other comprehensive income (loss)	71	(18)
Stockholders' equity	63,041	62,565
	_______	_______
Total liabilities and stockholders' equity	$ 106,483	$ 109,113
	=====	=====

The accompanying notes are an integral part of the consolidated financial statements.

PCD INC.

CONSOLIDATED STATEMENTS OF INCOME
(Condensed and unaudited)
(In thousands, except per share data)

	Quarter Ended
	3/31/01	4/1/00

Net sales	$ 14,461	$13,905
Cost of sales	8,134	7,722
	______	______
Gross profit	6,327	6,183
Operating expenses	3,353	3,380
Amortization of goodwill and other intangibles	1,048	1,048
	______	______
Income from operations	1,926	1,755
Interest expense / (other income), net	1,040	1,218
	______	______
Income before income taxes	886	537
Provision for income taxes	459	215
	______	______
Net income	$ 427	$ 322
	====	====

Net income per share:
Basic	$ 0.05	$ 0.04
	====	====
Diluted	$ 0.05	$ 0.04
	====	====

Weighted average number of shares outstanding:
Basic	8,823	8,578
	====	====
Diluted	9,133	9,001
	====	====

The accompanying notes are an integral part of the consolidated financial statements.

PCD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited)
(In thousands)

	Quarter Ended
	3/31/01	4/1/00

Cash flows from operating activities:
Net income	$ 427	$ 322
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,219	1,191
Amortization of intangible assets	1,030	1,048
Amortization of bank warrant	21	-
Deferred Taxes	(25)	-
Amortization of debt financing fees	150	95
Changes in operating assets and liabilities:
Accounts receivable	1,901	(932)
Inventory	(725)	56
Prepaid expenses and other current assets	111	114
Other assets	17	(289)
Accounts payable	(672)	763
Accrued liabilities	(877)	(58)
	______	______
Net cash provided by operating activities	2,577	2,310

Cash flows from investing activities:
Capital expenditures	(1,156)	(554)
	______	______
Net cash used in investing activities	(1,156)	(554)

Cash flows from financing activities:
Borrowings of short-term debt	1,150	500
Payments of long-term debt	(2,300)	(2,200)
Deferred financing and loan amendment fees	(122)	-
Exercise of common stock options	49	36
	______	______
Net cash used in financing activities	(1,223)	(1,664)

Net increase in cash	198	92
Effect of exchange rate on cash	(143)	(21)
Cash and cash equivalents at beginning of period	837	652
	______	______
Cash and cash equivalents at end of period	$ 892	$ 723
	====	====

The accompanying notes are an integral part of the consolidated financial statements

PCD Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(March 31, 2001 Unaudited)

Note 1. INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

Note 2. NET INCOME PER SHARE

The following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended March 31, 2001 and April 1, 2000:

	Net Income	Shares	Per Share Amount
For the period ended March 31, 2001 Basic earnings	$ 427,000	8,823,459	$ 0.05
Assumed exercise of options (treasury method)	-	309,152	-
	_______	_______	____
Diluted earnings	$ 427,000	9,132,611	$ 0.05
	======	======	====

For the period ended April 1, 2000 Basic earnings	$ 322,000	8,578,278	$ 0.04
Assumed exercise of options (treasury method)	-	423,026	-
	_______	_______	____
Diluted earnings	$ 322,000	9,001,314	$ 0.04
	======	======	====

Potential common stock shares of 140,500 and 243,603 for the quarters ended March 31, 2001 and April 1, 2000, respectively, have been excluded from the calculation of EPS, as their inclusion would be anti-dilutive.

Note 3. INVENTORY

Inventory consisted of the following at December 31:

	3/31/01	12/31/00
(In thousands)
Raw materials and finished subassemblies	$ 5,485	$ 4,213
Work in process	120	34
Finished goods	1,213	1,952
	_____	_____
Total	$ 6,818	$ 6,199
	====	====

Note 4. COMPREHENSIVE INCOME

The Company's only other comprehensive income is foreign currency translation adjustments. For the three months ended March 31, 2001 and April 1, 2000 the Company's total comprehensive income was as follows:

Three Months Ended
	3/31/01	4/1/00
(In thousands)
Net earnings	$ 427	$ 322
Other comprehensive income/(loss), net	43	(14)
	____	____
Total comprehensive earnings	$ 470	$ 308
	====	====

Note 5. LITIGATION

The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and on the advice received from legal counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations or its consolidated cash flows.

Note 6. SEGMENT INFORMATION:

Three Months Ended
	3/31/01	4/1/00
(In thousands)
Sales:
Industrial/Avionics	$ 5,035	$ 4,843
Semiconductor Burn-in	9,426	9,062
	______	______
Totals	$ 14,461	$ 13,905
	=====	=====

Net income (loss):
Industrial/Avionics	$ 523	$ 573
Semiconductor Burn-in	(30)	(246)
Corporate activities	(66)	(5)
	______	______
Totals	$ 427	$ 322
	=====	=====

Assets: Industrial/Avionics	$ 9,127	$ 9,255
Semiconductor Burn-in	84,238	86,976
Corporate activities	13,118	12,882
	______	______
Totals	$ 106,483	$ 109,113
	=====	=====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED APRIL 1, 2000

Net Sales. Net sales of $14.5 million for the quarter ended March 31, 2001 increased by $0.6 million or 4.0% from net sales of $13.9 million during the prior year quarter. The increase was due in part to the sales increase of $0.4 million in the semiconductor burn in business resulting from the strong sales backlog at the start of the quarter. In addition, sales for the Industrial/Avionics division were up $0.2 million over the prior year quarter. During the quarter ended March 31, 2001 the Company's semiconductor burn in business experienced a significant reduction in sales orders as compared with the fourth quarter of 2000.

Gross Profit. Gross profit was $6.3 million for the quarter ended March 31, 2001 as compared with $6.2 million during the prior year quarter. As a percentage of revenue, gross profit was 43.8% during the quarter as compared with 44.5% during the prior year quarter. The reduction in gross profit percentage was due primarily to lower manufacturing overhead absorbed in 2001.

Operating Expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses of $3.4 million during the quarter ended March 31, 2001 were comparable to the prior year quarter. During April 2001 management announced a cost reduction program at the Wells-CTI division to save over $1.0 million annually as a result of layoffs, attrition and salary and hiring freezes. Under this program, operating expense reductions of $0.5 million annualized will take effect beginning during the quarter ending June 30, 2001. The remaining expense reductions will impact cost of sales.

Interest Expense And Other Income, Net. Interest expense and other income, net during the quarter ended March 31, 2001 was $1.0 million as compared with $1.2 million during the prior year quarter. The decrease in 2001 was due primarily to lower debt balances in 2001.

Provision For Income Taxes. The provision for income taxes during the quarter ended March 31, 2001 was 52% as compared with a provision of 40% during the prior year quarter. The increase in 2001 is due to the significant profitability of the Company's Japanese subsidiary, which operates in a relatively high tax rate jurisdiction compared to the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the quarter ended March 31, 2001 was $2.6 million compared to $2.3 million during the prior year quarter. During the quarter, the Company reduced debt by $1.2 million to $34.9 million. Capital expenditures during the quarter were $1.2 million. Capital expenditures consist primarily of purchased tooling and equipment to support the Company's business. The level of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

In the past the Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility (the "Facility") and, as more fully discussed in its public filings, has amended the Facility on several occasions.

At March 31, 2001, the Company was in compliance with its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

Based upon current business conditions, management believes that without amendments to its Senior Credit Facility, the Company may not be in compliance with all of its bank covenants at June 30. Accordingly, management has entered into discussions with the Company's lenders to restructure the Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks including primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in foreign subsidiaries, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company is exposed to fluctuations in interest rates in connection with its variable rate term loan.  In order to minimize the effect of changes in interest rates on earnings, the Company entered into an interest rate swap that fixed the interest rate on a notional amount of its variable rate term loan.  Under the swap agreement, the Company paid a variable rate under LIBOR and received a fixed rate of 5.72% on a notional amount of $35,000,000.  The swap agreement expired on March 31, 2001. The Company is evaluating whether to enter into a new swap agreement.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NONE

(b) Reports on Form 8-K

NONE

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCD Inc.
(Registrant)

Dated: May 14, 2001	/s/ John L. Dwight, Jr.
John L. Dwight, Jr.
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

Dated: May 14, 2001	/s/ John J. Sheehan III
John J. Sheehan III
Vice President, Finance and
Administration, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)