Form 10-Q
period 2001-06-30
PCD INC
filed 2001-08-14
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Number of shares of common stock, $0.01 par value, outstanding at August 7, 2001: 8,916,969.
PCD INC.
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 6. Exhibits and Reports on Form 8-K	11

Signatures	12

PCD Inc.

FORM 10-Q

FOR THE QUARTER ENDED

JUNE 30, 2001

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the semiconductor industry which is currently experiencing a severe downturn, the Company's ability to meet its debt covenants and to modify its Senior Credit Facility to the extent that it cannot meet such covenants, the Company's ability to fund its working capital, capital expenditure and debt payment requirements, fluctuations in demand for the Company's products, the Company's dependence on its principal customers and independent distributors, international sales and operations, rapid technological evolution in the electronics industry and the like. The Company's most recent filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

PCD INC.

CONSOLIDATED BALANCE SHEETS
(Condensed and unaudited)
(In thousands, except share data)

	6/30/01	12/31/00
ASSETS
Current assets:
Cash and cash equivalents	$ 210	$ 837
Accounts receivable, net	6,329	8,318
Inventory	6,516	6,199
Prepaid expenses and other current assets	425	823
	________	________
Total current assets	13,480	16,177
Equipment and improvements, net	15,502	15,801
Deferred tax asset	11,180	11,151
Goodwill, net	50,881	52,423
Intangible assets, net	9,862	10,381
Debt financing fees	1,503	1,574
Other assets	1,504	1,606
	________	________
Total assets	$ 103,912	$ 109,113
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 11,700	$ 7,300
Current portion of long-term debt	568	9,118
Accounts payable - trade	3,333	5,134
Accrued liabilities	3,466	5,559
	________	________
Total current liabilities	19,067	27,111
Long-term debt, net of current portion	23,446	19,455
Accumulated other comprehensive income (loss)	38	(18)
Stockholders' equity	61,361	62,565
	________	________
Total liabilities and stockholders' equity	$ 103,912	$ 109,113
	=======	=======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC.
CONSOLIDATED STATEMENTS OF INCOME
(Condensed and unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00

Net sales	$9,266	$14,330	$23,727	$28,235
Cost of sales	6,702	7,573	14,836	15,295
	______	______	______	______
Gross profit	2,564	6,757	8,891	12,940
Operating expenses	3,345	3,281	6,698	6,661
Amortization of goodwill and other intangibles	1,047	1,047	2,095	2,095
	______	______	______	______
Income (loss) from operations	(1,828)	2,429	98	4,184
Interest expense / (other income), net	828	1,202	1,868	2,420
	______	______	______	______
Income (loss) before income taxes	(2,656)	1,227	(1,770)	1,764
Provision (benefit) for income taxes	(845)	492	(386)	707
	______	______	______	______
Net income (loss)	$ (1,811)	$ 735	$ (1,384)	$ 1,057
	======	======	======	======

Net income (loss) per share:
Basic	$ (0.20)	$ 0.09	$ (0.16)	$ 0.12
	======	======	======	======
Diluted	$ (0.20)	$ 0.08	$ (0.16)	$ 0.12
	======	======	======	======

Weighted average number of shares outstanding:
Basic	8,879	8,599	8,851	8,588
	======	======	======	======
Diluted	8,879	8,984	8,851	9,000
	======	======	======	======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited)
(In thousands)

	Six Months Ended
	6/30/01	7/1/00

Cash flows from operating activities:
Net income (loss)	$ (1,384)	$ 1,057
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	2,390	2,389
Amortization of intangible assets	2,095	2,095
Amortization of bank warrant	41	-
Deferred taxes	(50)	625
Tax refund	-	1,320
Amortization of debt financing fees	310	244
Changes in operating assets and liabilities:
Accounts receivable	1,895	(232)
Inventory	(414)	30
Prepaid expenses and other current assets	374	223
Other assets	60	(354)
Accounts payable	(1,607)	40
Accrued liabilities	(1,902)	130
	_______	_______
Net cash provided by operating activities	1,808	7,567

Cash flows from investing activities:
Capital expenditures	(2,093)	(1,290)
	_______	_______
Net cash used in investing activities	(2,093)	(1,290)

Cash flows from financing activities:
Borrowings (repayments) of short-term debt	4,400	(1,700)
Payments of long-term debt	(4,600)	(4,400)
Deferred financing and loan amendment fees	(238)	-
Proceeds from employee stock purchase plans	29	21
Exercise of common stock options	151	47
	_______	_______
Net cash used in financing activities	(258)	(6,032)

Net (decrease) increase in cash	(543)	245
Effect of exchange rate on cash	(84)	(14)
Cash and cash equivalents at beginning of period	837	652
	_______	_______
Cash and cash equivalents at end of period	$ 210	$ 883
	=====	=====

The accompanying notes are an integral part of the condensed consolidated financial statements

PCD Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(June 30, 2001 Unaudited)

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

Note 2. NET INCOME (LOSS) PER SHARE

The following tables reconcile net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the three and six month periods ended June 30, 2001 and July 1, 2000:

	Net Income (Loss)	Shares	Per Share Amount
For the three month period ended June 30, 2001 Basic and diluted loss	$(1,811,000)	8,878,666	$ (0.20)
	========	======	====

For the three month period ended July 1, 2000 Basic earnings	$ 735,000	8,598,559	$ 0.09
Assumed exercise of options (treasury method)	-	385,932	-
	________	________	____
Diluted earnings	$ 735,000	8,984,491	$ 0.08
	=======	=======	====

For the six month period ended June 30, 2001 Basic and diluted loss	$ (1,384,000)	8,851,307	$ (0.16)
	========	======	====

For the six month period ended July 1, 2000 Basic earnings	$ 1,057,000	8,588,364	$ 0.12
Assumed exercise of options (treasury method)	-	411,777	-
	________	________	____
Diluted earnings	$ 1,057,000	9,000,141	$ 0.12
	=======	=======	====

For the quarters ended June 30, 2001 and July 1, 2000, potential common stock shares of 583,737 and 182,248, respectively, and for the six month periods 380,202 and 213,093, respectively have been excluded from the calculation of EPS, as their inclusion would be anti-dilutive.

Note 3. INVENTORY

Inventory consisted of the following:

	6/30/01	12/31/00
	(In thousands)
Raw materials and finished subassemblies	$5,156	$4,213
Work in process	49	34
Finished goods	1,311	1,952
	_____	_____
Total	$ 6,516	$ 6,199
	====	=====

Note 4. COMPREHENSIVE INCOME (LOSS)

The Company's only other comprehensive income (loss) is foreign currency translation adjustments. For the three and six month periods ended June 30, 2001 and July 1, 2000 the Company's total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
(In thousands)
Net earnings (loss)	$(1,811)	$735	$(1,384)	$1,057
Other comprehensive income/(loss), net	1	(6)	44	(20)
	______	______	______	______
Total comprehensive earnings (loss)	$ (1,810)	$ 729	$ (1,340)	$ 1,037
	=====	=====	=====	=====

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

Note 6. SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
		(In thousands)
Net Sales:
Industrial/Avionics	$5,632	$4,673	$10,667	$9,516
Semiconductor Burn-in	3,634	9,657	13,060	18,719
	_____	_____	_____	_____
Totals	$9,266	$14,330	$23,727	$28,235
	=====	====	=====	=====

Net income (loss):
Industrial/Avionics	$541	$471	$1,063	$1,044
Semiconductor Burn-in	(2,374)	268	(2,482)	23
Corporate activities	22	(4)	35	(10)
	_____	_____	_____	_____
Totals	$(1,811)	$735	$(1,384)	$1,057
	=====	====	====	=====

			6/30/01	12/31/00
			(In thousands)
Assets: Industrial/Avionics			$9,631	$9,255
Semiconductor Burn-in			81,750	86,976
Corporate activities			12,531	12,882
			_____	______
Totals			$103,912	$109,113
			=====	======

Note 7. SUBSEQUENT EVENT

In August 2001 the Company announced plans to close its Wells-CTI plant in South Bend, Indiana and to consolidate that plant's operations with those of its Phoenix, Arizona facility. The closure is expected to be completed by the fourth quarter of 2001 and will result in the elimination of 41 positions in South Bend. The Company expects to record a third quarter restructuring charge in the range of $1.4 million to $1.7 million for severance and related benefits, lease vacation and asset write-offs. Annualized savings are estimated to be approximately $1.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER AND SIX MONTHS ENDED
JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JULY 1, 2000

Net Sales. Net sales of $9.3 million for the quarter ended June 30, 2001 decreased by $5.1 million or 35% from net sales of $14.3 million during the prior year quarter. The decrease was due to lower shipment volume at our Well-CTI semiconductor burn-in division, in which sales decreased $6.0 million or 62% from the second quarter of 2000. This decrease was due to the severe downturn in the semiconductor industry. Net sales at our Industrial/Avionics division increased by $0.9 million over the prior year quarter due to strong shipping volume from avionics products. Net sales of $23.7 million for the six months ended June 30, 2001 were down $4.5 million or 16% from the prior year period. Wells-CTI net sales were down $5.7 million or 30% while Industrial/Avionics division sales of $10.6 million were up $1.2 million or 12% from the previous year. The reduced order and shipment rate in the semiconductor burn-in division has continued into the third quarter of 2001.

Gross Profit. Gross profit decreased to $2.6 million for the quarter and $8.9 million for the six months ended June 30, 2001. This compares to gross profit of $7.6 million and $15.3 million for the quarter and six months ended June 30, 2000. As a percentage of revenues, gross profit in 2001 decreased to 27.7% and 37.5% for the second quarter and year to date periods respectively, down from 47.2% and 45.8% during the same periods last year. The reduction in gross profit percentage in 2001 was due primarily to lower sales volume experienced in 2001 and to a lesser extent resulted from a product mix shift from semiconductor burn-in sockets to industrial/avionics products which have traditionally carried lower margins. Gross profit percentage was positively impacted in 2001 by lower manufacturing overhead expense.

Operating Expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses were $3.3 million and $6.7 million respectively, for the quarter and six months ended June 30, 2001 and in each case were comparable to the prior year period. During April 2001 and June 2001, management implemented cost reductions at the Wells-CTI U.S. operations to save over $2.0 million annually. These reductions are the result of layoffs, attrition, salary and hiring freezes and reduced discretionary spending. The $2.0 million in cost reductions are expected to impact operating expense and manufacturing overhead expense by approximately equal amounts.

Interest Expense And Other Income, Net. Interest expense was $0.8 million and $1.7 million for the quarter and six months ended June 30, 2001, down from $1.2 million and $2.3 million during the same periods last year. The decreases from prior year were due to lower debt balances and lower interest rates in 2001.

Provision For Income Taxes. The tax benefit rate for 2001 is 22% as compared to a rate of 40% in 2000. The 2001 rate is the result of projected losses in certain tax jurisdictions and projected profits in others, including Japan.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.8 million during the six months ended June 30, 2001, down from $7.6 million during the prior year. The decrease was due to lower income, larger reductions in accounts payable balances, and the absence of a tax refund in 2001. During the quarter ended June 30, 2001 $0.8 million of cash was used in operating activities and net borrowings increased by $1.0 million. Capital expenditures during the quarter were $0.9 million. Capital expenditures consist primarily of purchased tooling and equipment to support the Company's business. The level of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

In the past the Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility (the "Facility") and, as more fully discussed in its public filings, has amended the Facility on several occasions.

At June 30, 2001, the Company was in violation of the fixed charge coverage covenant for which it received a waiver from its lenders on August 13, 2001. At the same time certain covenants were amended by agreement between the Company and its lenders through June 2002. In conjunction with the August 2001 agreement, required principal payments for the twelve months ending June 30, 2002 were reduced from $9.4 million to $650,000. In addition, borrowing availability under the Revolving Credit Facility ("the Revolver") was reduced from $20 million to $15 million and the maximum interest rate on the Facility was increased from 250 basis points to 350 basis points over LIBOR. As a condition of these modifications, the Company is required to provide to the lenders a revised business plan (the "Plan") for the 2001 and 2002 fiscal years by September 10, 2001.The Plan must be reviewed by an independent consultant who will determine that the Company's assumptions are reasonable. Upon review and acceptance of the Plan by the lenders, the Company and the lenders may enter into discussions to further modify the Facility.

There can be no assurance that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, restructure the Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through 2001. However, given the current severe downturn in the semiconductor industry there can be no assurance that funds generated from the Company's operations, existing working capital and borrowing capacity will be sufficient to fund these requirements. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

The Company is exposed to certain market risks including primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in foreign subsidiaries, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company is exposed to fluctuations in interest rates in connection with its variable rate term loan. In order to minimize the effect of changes in interest rates on earnings, the Company entered into an interest rate swap that fixed the interest rate on a notional amount of its variable rate term loan. Under the swap agreement, the Company paid a variable rate under LIBOR and received a fixed rate of 5.72% on a notional amount of $35,000,000. The swap agreement expired on March 31, 2001. The Company intends to enter into a new swap agreement in the near future. The timing of a new agreement will depend upon existing and projected market conditions.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          See Note 5 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of stockholders of the Company held on April 27, 2001, the following vote was taken:

Two directors were elected to hold office for a three year term expiring in the year 2003.

	Shares Voted		Shares
Director	For	Withheld	not Voted

Jerome D. Brady	8,125,823	61,335	641,164
John E. Stuart	8,125,823	61,335	641,164

The following directors will continue in office until the years specified:

			Term Expires
John L. Dwight, Jr.			2002
Theodore C. York			2002
James D. Switzer			2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.51 Amendment No. 6 and Waiver dated August 13, 2001

(b) Reports on Form 8-K

   NONE

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCD Inc.
(Registrant)

Dated: August 13, 2001	/s/ John L. Dwight, Jr.
John L. Dwight, Jr.
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

Dated: August 13, 2001	/s/ John J. Sheehan III
John J. Sheehan III
Vice President, Finance and
Administration, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)