Form 10-Q
period 2001-09-29
PCD INC
filed 2001-11-14
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Number of shares of common stock, $0.01 par value, outstanding at November 5, 2001: 8,933,770.
PCD INC.
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the semiconductor industry which is currently experiencing a severe downturn, the Company's ability to meet its debt covenants and to modify its Senior Credit Facility to the extent that it cannot meet such covenants, the Company's ability to fund its working capital, capital expenditure and debt payment requirements, fluctuations in demand for the Company's products, the Company's dependence on its principal customers and independent distributors, international sales and operations, rapid technological evolution in the electronics industry, economic fluctuations stemming from the September 11 incidents or other acts of international or domestic terrorism, and the like. The Company's most recent filings with the Securities and Exchange Commission, including Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

PCD INC.

CONSOLIDATED BALANCE SHEETS
(Condensed and unaudited)
(In thousands, except share data)

	9/29/01	12/31/00
ASSETS
Current assets:
Cash and cash equivalents	$ 317	$ 837
Accounts receivable, net	4,799	8,318
Inventory	6,228	6,199
Prepaid expenses and other current assets	472	823
	________	________
Total current assets	11,816	16,177
Equipment and improvements, net	14,146	15,801
Deferred tax asset	11,167	11,151
Goodwill, net	50,110	52,423
Intangible assets, net	9,603	10,381
Debt financing fees	1,676	1,574
Other assets	1,507	1,606
	________	________
Total assets	$ 100,025	$ 109,113
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 13,400	$ 7,300
Current portion of long-term debt	2,968	9,118
Accounts payable - trade	2,430	5,134
Accrued liabilities	2,420	5,559
	________	________
Total current liabilities	21,218	27,111
Long-term debt, net of current portion	21,067	19,455
Accumulated other comprehensive income (loss)	14	(18)
Stockholders' equity	57,726	62,565
	________	________
Total liabilities and stockholders' equity	$ 100,025	$ 109,113
	=======	=======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC.
CONSOLIDATED STATEMENTS OF INCOME
(Condensed and unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	9/29/01	9/30/00	9/29/01	9/30/00

Net sales	$6,886	$16,130	$30,613	$44,365
Cost of sales	5,613	8,761	20,449	25,056
	______	______	______	______
Gross profit	1,273	7,369	10,164	20,309
Operating expenses	2,779	3,188	9,477	9,849
Restructuring charges	1,500	-	1,500	-
Amortization of goodwill and other intangibles	1,047	1,048	3,142	3,143
	______	______	______	______
Income (loss) from operations	(4,053)	3,133	(3,955)	7,317
Interest expense / (other income), net	800	1,132	2,668	3,552
	______	______	______	______
Income (loss) before income taxes	(4,853)	2,001	(6,623)	3,765
Provision (benefit) for income taxes	(1,187)	822	(1,573)	1,529
	______	______	______	______
Net income (loss)	$ (3,666)	$ 1,179	$ (5,050)	$ 2,236
	======	======	======	======

Net income (loss) per share:
Basic	$ (0.41)	$ 0.14	$ (0.57)	$ 0.26
	======	======	======	======
Diluted	$ (0.41)	$ 0.13	$ (0.57)	$ 0.25
	======	======	======	======

Weighted average number of shares outstanding:
Basic	8,924	8,629	8,876	8,602
	======	======	======	======
Diluted	8,924	9,138	8,876	9,049
	======	======	======	======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited)
(In thousands)

	Nine Months Ended
	9/29/01	9/30/00

Cash flows from operating activities:
Net income (loss)	$ (5,050)	$ 2,236
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	3,644	3,633
Amortization of intangible assets	3,142	3,143
Amortization of bank warrant	62	41
Deferred taxes	(26)	579
Tax refund	-	1,320
Amortization of debt financing fees	489	205
Changes in operating assets and liabilities:
Accounts receivable	3,478	(1,442)
Inventory	(77)	(272)
Prepaid expenses and other current assets	338	9
Other assets	42	51
Accounts payable	(2,626)	221
Accrued liabilities	(2,313)	1,776
	_______	_______
Net cash provided by operating activities	1,103	11,500

Cash flows from investing activities:
Capital expenditures	(2,729)	(2,055)
	_______	_______
Net cash used in investing activities	(2,729)	(2,055)

Cash flows from financing activities:
Borrowings (repayments) of short-term debt	6,100	(2,400)
Payments of long-term debt	(4,600)	(6,600)
Deferred financing and loan amendment fees	(590)	(507)
Proceeds from employee stock purchase plans	48	41
Exercise of common stock options	163	117
	_______	_______
Net cash provided by (used in) financing activities	1,121	(9,349)

Net (decrease) increase in cash	(505)	96
Effect of exchange rate on cash	(15)	(27)
Cash and cash equivalents at beginning of period	837	652
	_______	_______
Cash and cash equivalents at end of period	$ 317	$ 721
	=====	=====

The accompanying notes are an integral part of the condensed consolidated financial statements

PCD Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(September 29, 2001, Unaudited)

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

Note 2. NET INCOME (LOSS) PER SHARE

The following tables reconcile net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the three and six month periods ended June 30, 2001 and July 1, 2000:

	Net Income (Loss)	Shares	Per Share Amount
For the three month period ended September 29, 2001 Basic and diluted loss	$(3,666,000)	8,923,706	$ (0.41)
	========	======	====

For the three month period ended September 30, 2000 Basic earnings	$ 1,179,000	8,629,316	$ 0.14
Assumed exercise of options (treasury method)	-	508,461	-
	________	________	____
Diluted earnings	$ 1,179,000	9,137,777	$ 0.13
	=======	=======	====

For the nine month period ended September 29, 2001 Basic and diluted loss	$ (5,050,000)	8,875,528	$ (0.57)
	========	======	====

For the nine month period ended September 30, 2000 Basic earnings	$ 2,236,000	8,601,965	$ 0.26
Assumed exercise of options (treasury method)	-	446,630	-
	________	________	____
Diluted earnings	$ 2,236,000	9,048,595	$ 0.25
	=======	=======	====

For the quarters ended September 29, 2001 and September 30, 2000, potential common stock shares of 541,259 and 95,066, respectively, and for the nine month periods 247,664 and 149,004, respectively have been excluded from the calculation of earnings per share, as their inclusion would be anti-dilutive.

Note 3. INVENTORY

Inventory consisted of the following:

	9/29/01	12/31/00
	(In thousands)
Raw materials and finished subassemblies	$5,085	$4,213
Work in process	31	34
Finished goods	1,112	1,952
	_____	_____
Total	$ 6,228	$ 6,199
	====	=====

Note 4. COMPREHENSIVE INCOME (LOSS)

The Company's only other comprehensive income (loss) is foreign currency translation adjustments. For the three and six month periods ended June 30, 2001 and July 1, 2000 the Company's total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	9/29/01	9/30/00	9/29/01	9/30/00
(In thousands)
Net earnings (loss)	$(3,666)	$1,179	$(5,050)	$2,236
Other comprehensive income/(loss), net	(20)	(4)	24	(24)
	______	______	______	______
Total comprehensive earnings (loss)	$ (3,686)	$ 1,175	$ (5,026)	$ 2,212
	=====	=====	=====	=====

Note 5. NEW ACCOUNTING STANDARDS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company, as required in fiscal year 2002. The impact of SFAS No. 144 on the Company's financial statements has not yet been determined.

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

Note 7. SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	9/29/01	9/30/00	9/29/01	9/30/00
		(In Thousands)
Net Sales:
Industrial/Avionics	$4,625	$4,705	$15,292	$14,221
Semiconductor Burn-in	2,261	11,425	15,321	30,144
	_____	_____	_____	_____
Totals	$6,886	$16,130	$30,613	$44,365
	=====	====	=====	=====

Net income (loss):
Industrial/Avionics	$292	$604	$1,354	$1,648
Semiconductor Burn-in	(3,955)	558	(6,435)	581
Corporate activities	(3)	17	31	7
	_____	_____	_____	_____
Totals	$(3,666)	$1,179	$(5,050)	$2,236
	=====	====	====	=====

			9/29/01	12/31/00
			(In thousands)
Assets: Industrial/Avionics			$8,585	$9,255
Semiconductor Burn-in			78,624	86,976
Corporate activities			12,816	12,882
			_____	______
Totals			$100,025	$109,113
			=====	======

Note 8. RESTRUCTURING

During the third quarter the Company's senior management approved plans to close its South Bend, Indiana manufacturing plant. The plant closure will result in the elimination of 39 positions and vacate approximately 50,000 square feet of space. The restructuring is expected to reduce annual expenses by $1.7 million beginning in the fourth quarter of 2001. The Company recorded a restructuring charge of $1.5 million for employee-related costs ($134,000), vacation of leased space ($639,000) and write down of fixed assets ($727,000). The costs accrued for vacating leased space include twelve months' rent, maintenance and taxes. Costs also include broker fees and the estimated sublease rate differential for the remaining five and one-half year term of the lease. In addition, the Company wrote off approximately $200,000 of South Bend inventory through cost of sales. The plant closure was substantially complete as of October 31, 2001. As of September 29, 2001, the balance of accrued restructuring charges was $1,457,000 which is expected to be utilized in the next 12 months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2001
COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales of $6.9 million for the quarter ended September 29, 2001 decreased by $9.2 million or 57% from net sales of $16.1 million during the prior year quarter. The decrease was due to lower shipment volume at our Wells-CTI semiconductor burn-in division, in which sales decreased $9.1 million or 80% from the third quarter of 2000. This decrease was due to the continuing severe downturn in the semiconductor industry. Net sales at our Industrial/Avionics division of $4.6 million were down slightly from net sales of $4.7 million during the prior year quarter. Net sales of $30.6 million for the nine months ended September 29, 2001 were down $13.8 million or 31% from the prior year period. Wells-CTI net sales were down $14.9 million or 49% while Industrial/Avionics division sales of $15.3 million were up $1.1 million or 8% from the previous year. We do not expect consolidated net sales in the fourth quarter of 2001 to increase from the third quarter level.

Gross Profit. Gross profit decreased to $1.3 million for the quarter and $10.2 million for the nine months ended September 29, 2001. This compares to gross profit of $7.4 million and $20.3 million for the quarter and nine months ended September 30, 2000. As a percentage of revenues, gross profit in 2001 decreased to 18.5% and 33.2% for the third quarter and year to date periods respectively, down from 45.7% and 45.8% during the same periods last year. The reduction in gross profit percentage in 2001 was due to lower sales volume, a product mix shift from semiconductor burn-in sockets to industrial/avionics products which have traditionally carried lower margins and to the $200,000 inventory write down in 2001. Gross profit percentage was positively impacted in 2001 by lower manufacturing overhead expense, which was down by $900,000 and $700,000 from the prior year third quarter and year to date periods, respectively. The decreases were due primarily to cost reductions implemented at Wells-CTI USA operations in April and June of 2001. These reductions were intended to reduce manufacturing expenses by $1.1 million annually and are the result of layoffs, attrition, salary and hiring freezes and reduced discretionary spending. We expect the gross profit percentage to increase slightly during the fourth quarter of 2001.

Operating Expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses were $2.8 million and $9.5 million respectively, for the quarter and nine months ended September 29, 2001 and in each case were down by approximately $400,000 from the prior year. The decreased operating expenses were due primarily to cost reductions at the Wells-CTI U.S. operations implemented in April and June of 2001 which were intended to reduce operating expenses by $0.9 million annually.

Restructuring Charges. During the third quarter the Company's senior management approved plans to close its South Bend, Indiana manufacturing plant. The plant closure will result in the elimination of 39 positions and vacate approximately 50,000 square feet of space. The restructuring is expected to reduce annual expenses by $1.7 million beginning in the fourth quarter of 2001. The Company recorded a restructuring charge of $1.5 million for employee-related costs ($134,000), vacation of leased space ($639,000) and write down of fixed assets ($727,000). The costs accrued for vacating leased space include twelve months' rent, maintenance and taxes. Costs also include broker fees and the estimated sublease rate differential for the remaining five and one-half year term of the lease. In addition, the Company wrote off approximately $200,000 of South Bend inventory through cost of sales. The plant closure was substantially complete as of October 31, 2001. As of September 29, 2001, the balance of accrued restructuring charges was $1,457,000 which is expected to be utilized in the next 12 months.

Interest Expense And Other Income, Net. Interest expense was $0.8 million and $2.6 million for the quarter and nine months ended September 29, 2001, down from $1.0 million and $3.4 million during the same periods last year. The decreases from prior year were due to lower debt balances and lower interest rates in 2001.

Provision For Income Taxes. The tax benefit rate for 2001 is 24% as compared to a rate of 41% in 2000. The 2001 rate is the result of projected losses in certain tax jurisdictions and projected profits in others, including Japan.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.1 million during the nine months ended September 29, 2001, down from $11.5 million during the prior year. The decrease was due to lower income, larger reductions in accounts payable and accrued liability balances, and the absence of a tax refund in 2001. During the quarter ended September 29, 2001 $0.7 million of cash was used in operating activities and net borrowings increased by $1.7 million. Capital expenditures during the quarter were $0.6 million. Capital expenditures consist primarily of purchased tooling and equipment to support the Company's business. The level of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

In the past the Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility (the "Facility") and, as more fully discussed in its public filings, has amended the Facility on several occasions. At September 29, 2001, the Company was in compliance with its loan covenants, except for the Specified Default, as defined below. There can be no assurance that the Company will be able to maintain compliance with its loan covenants in the future, and failure to meet such covenants would result in an event of default under the Facility. In the event of default, the Company would attempt to obtain waivers from its lenders, restructure the Facility or secure alternative financing. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

On August 13, 2001 certain covenants were amended by agreement between the Company and its lenders through June 2002. In conjunction with the August 2001 agreement ("Amendment No. 6"), required principal payments for the twelve months ending June 30, 2002 were reduced from $9.4 million to $650,000 and the Revolving Credit Facility (the "Revolver") Commitment was reduced from $20 million to $17.5 million. In addition, the Maximum Revolving Credit Availability Amount ("Availability") was reduced from $20 million to $15 million and the maximum interest rate on the Facility was increased from 250 basis points to 350 basis points over LIBOR. Under Amendment No. 6, the lenders also required the Company to provide a revised business plan (the "Plan") for 2001 and 2002 demonstrating certain required levels of projected profitability and liquidity. The Company hired an independent consultant who determined the Plan's assumptions to be reasonable although the profitability levels for the third and fourth quarters of 2002 as projected in the Plan were less than those required for the Plan by Amendment No. 6. The Company delivered the Plan to the lenders on September 7, 2001 and the lenders have recently stated that the shortfall in such projections constitutes a default under the Revolver (the "Specified Default"). Amendment No. 6 also provided for an increase in Availability to $16 million if the Company and its lenders entered into an overall restructuring of the Facility on or before November 11, 2001. This did not occur as of November 11, 2001. At the current revenue levels, the Company will require an increase in its borrowing availability and/or additional sources of financing to fund its operations beyond 2001. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders.

On November 14, 2001, the Company and its lenders agreed in principal, subject to the completion and execution of final documentation, that the lenders would increase the Company's Availability to $16 million and would waive the Specified Default until November 14, 2002. In exchange, the Company will be required to obtain a commitment for $7 million of equity or subordinate indebtedness ("Junior Capital") by January 31, 2002 and close the Junior Capital Financing by March 31, 2002.

Business conditions in the Company's semiconductor burn in business are the weakest they have ever been. In addition, the Company's industrial and avionics businesses have weakened somewhat recently. The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through December, 2001. As stated above, the Company may require additional financing for its operations beyond 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

The Company is exposed to certain market risks including primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in foreign subsidiaries, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company is exposed to fluctuations in interest rates in connection with its variable rate term loan. In order to minimize the effect of changes in interest rates on earnings, the Company entered into an interest rate swap that fixed the interest rate on a notional amount of its variable rate term loan. Under the swap agreement, the Company paid a variable rate under LIBOR and received a fixed rate of 5.72% on a notional amount of $35,000,000. The swap agreement expired on March 31, 2001. The Company may enter into a new swap agreement in the near future. However management believes that current market conditions favor floating rate debt.

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

PCD Inc.
(Registrant)

Dated: November 14, 2001	/s/ John L. Dwight, Jr.
John L. Dwight, Jr.
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

Dated: November 14, 2001	/s/ John J. Sheehan III
John J. Sheehan III
Vice President, Finance and
Administration, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)