Form 10-K
period 2001-12-31
PCD INC
filed 2002-03-20
CIK 1007594

                                  SECURITIES AND EXCHANGE COMMISSION

                                                                WASHINGTON, D.C. 20549

                                                                            FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2001

                                                                                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to

                                                                                    Commission File Number 0-27744

                                                                                        ________________________

                                                                                                   PCD INC.
                                                                (Exact Name of Registrant as Specified in its Charter)

                                                                                        ________________________

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

                                                                                        ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 2002 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $7,749,853, based upon the closing sales price on the Nasdaq Stock Market for that date. As of March 11, 2002, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 8,944,905.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on April 26, 2002. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

PCD INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

TABLE OF CONTENTS

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

General

     PCD Inc. (the "Company") designs, manufactures and markets electronic connectors for use in semi-conductor burn-in, industrial interconnect and avionics industries. Electronic connectors, which enable an electrical current or signal to pass from one element to another within an electronic system, range from minute individual connections within an integrated circuit ("IC") to rugged, multiple lead connectors that couple various types of electrical/electronic equipment. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation. The electronic connector market is both large and broad. Bishop & Associates, a leading electronic connector industry market research firm, estimates the total 2001 worldwide market at $25.6 billion with more than 1,200 manufacturers. This represents a 19% drop in market volume from the previous year. Bishop indicates the North American market segment as $9.7 billion, which is a 27% decline from the year 2000. These changes are discussed in greater detail in the Market Overview section below.

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

     The Company has identified three long term trends affecting the electronics industry: (i) the increasing complexity of ICs and corresponding evolution of IC package designs, which lead to growth possibilities in PCD's semiconductor burn-in market; (ii) the global nature of semiconductor manufacturers, which requires suppliers with global design, manufacturing and marketing capabilities; and (iii) the use of increasingly complex electronic controllers and sensors in industrial and avionics applications, creating opportunities in PCD's industrial equipment and avionics markets.

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

Market Overview

     The electrical and electronic systems which utilize connectors have become increasingly widespread and complex, in part as a result of the increased automation of business systems and manufacturing equipment. Consequently, over the long run, the electronic connector industry has grown in size and electronic connectors have become more sophisticated. Demand for smaller yet more powerful products have resulted in continued improvements in electronic systems in general and electronic connectors in particular. Product cycles continue to shorten and, as time to market becomes increasingly important, equipment manufacturers seek to reduce inventory and contend with pressures to keep up with new product innovations. The growing demand for electronic connector complexity, coupled with reduced product development cycles and delivery lead times, creates a need for closer cooperation between connector suppliers and equipment manufacturers, often leading to new connector requirements and market opportunities.

     Bishop & Associates estimates the total 2001 worldwide market at $25.6 billion. This market is highly fragmented with over 1,200 manufacturers. While many of these companies produce connectors which are relatively standard and often produced in large quantities, a substantial portion of the industry is comprised of companies which produce both proprietary and standard products in relatively low volumes for specialized applications. Fleck Research has identified over 1,100 separate electronic connector product lines presently offered in the marketplace.

     Although large and broad, the electronic connector market experienced - as did most of electronic industry - the worst downturn in its history during 2001. According to Bishop and Associates, the market declined 19%, from $31.6 billion in 2000 to $25.6 billion in 2001. The North American market decline of 27% from $13.3 billion to $9.7 billion was even steeper. This was the first down year for the market since a 2% drop in 1992, and follows a 20% increase in market size in the year 2000. Underlining the global situation, IC Insights Inc., a research firm specializing in the electronics and semiconductor markets, has indicated that the much larger and broader world-wide electronic systems market declined for the first time in history in 2001, by 10%.

     The connector market drop was a direct reflection of the worldwide global recession - further worsened by the events of September 11th - which occurred in 2001 and led to the first negative growth year ever for electronics systems sales. IC Insights indicates 2001 declines of 32% in the semiconductor market and 41% in the semiconductor equipment market. These markets relate closely to the semiconductor burn-in test market which accounted for 69% of PCD's 2000 volume. The abrupt and largely unexpected electronic market reversal in 2001 is attributed to downturns in the telecommunications and computer market segments, compounded by excess inventory and capacity, and strongly affected at the end of the year by fallout from September 11. A number of analysts project a modest semiconductor recovery in the first half of 2002, strengthening during the second half of the year and in 2003.

     PCD sales and profits during 2001, as presented elsewhere in the report, were very significantly impacted by market conditions, and 2002 performance will be likewise related to the rate and nature of market recovery.

     PCD focuses its products and sales efforts in the selected key markets listed below.

     Semiconductor Burn-in Testing Market. Most leading-edge microprocessors, logic and memory ICs undergo an extensive reliability screening and stress testing procedure known as burn-in. The burn-in process screens for early failures by operating the IC at elevated temperatures, usually at 125(degrees)C (257(degrees)F) to 150(degrees)C (302(degrees)F), for periods typically ranging from 8 to 48 hours. During burn-in, the IC is secured in a socket, an electro-mechanical interconnect, which is generally a permanent fixture on the burn-in printed circuit board. The socket is designed to permit easy insertion and removal of the IC before and after burn-in. Typically a burn-in socket must be able to withstand 10,000 mechanical insertion and withdrawal cycles. Further, these sockets must withstand thermal excursions from -10(degrees)C (14(degrees)F) to 150(degrees)C (302(degrees)F) during the burn-in process. The nature of the semiconductor industry is such that constant advances in technology and changes in IC packages require the introduction of new styles and families of these sockets on a frequent and ongoing basis.

     The worldwide semiconductor market expanded at a compound annual growth rate of 17% during the period 1978-2000, before decreasing by 33% in 2001. IC Insights, Inc., projects an average annual increase for the next five years in the 8% to 12% range. The market has clearly become more volatile, as evidenced by declines in three of the past six years interspersed with growth rates of 19% and 37% in 1999 and 2000 respectively, and it has been necessary for PCD to adjust its business strategies to deal with this volatility.

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

     According to the ARC Advisory Group, a consultant serving the manufacturing and industrial markets, the world-wide market for industrial automation products and services is expected to grow at a compounded annual growth rate of 8% over the next five years. ARC indicates this market was in decline through most of 2001 and is expected to struggle through the first half of 2002 before turning upwards.

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

     Market behavior and projections in the aftermath of September 11th are uncertain. The Aerospace Industries Association, an industry trade organization, has projected a 20% decline in the civil aircraft segment, but increases in military and missile spending, resulting in an overall market decline in 2002 of less than 5%. The Company will be monitoring the market situation very closely, but believes it is too early at this time to obtain meaningful long term projections.

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

Grow Through Internal Product Development and Expansion of Existing Product and Customer Base: The Company is committed to grow the sales revenue at a rate that is higher than the connector industry projected growth rate. To accomplish this, the Company invests heavily in new product development. Over the last five years the Company has spent over 5% of net sales on new product tooling. For 2001, 39% of sales were generated from products that were introduced in the last five years, including semiconductor burn-in sockets, specialty aircraft modules and interface modules and custom I/O terminal blocks for industrial applications. It is the Company's strategy to continually expand the range of products that it offers in its existing markets and, through the additional synergy offered by these products as well as focused sales efforts, work to both grow sales volume to existing customers and to expand the customer base.

Implement Reorganization and Cost Reductions: The Company took significant steps during 2001 to restructure the organization and reduce its cost base in view of the drop in shipments and incoming orders precipitated by the world-wide slump in electrical and electronic markets. Production at the Wells-CTI Division manufacturing facility in South Bend, IN, was halted in October, and stamping and molding operations for both Wells-CTI and the Industrial-Avionics Divisions have been consolidated at one location to reduce effects of market volatility and maximize resources. Additional cost reductions have been made in both Divisions, with a total Company-wide annualized cost reduction in excess of $4.0 million. The Company will continue to monitor and refine this cost reduction and restructuring program, with the aim of creating a more flexible manufacturing and overhead cost structure which will enable PCD to react more quickly to future market swings.

Balance Sheet Management: Following the December 1997, acquisition of Wells Electronics, Inc., the Company reduced debt to $36.1 million, at December 31, 2000. In 2001, net sales declined 41%. As a result, the Company needed to borrow $3.7 million increasing the debt to $39.8 million at December 31, 2001. The Company also amended its Senior Credit Facility in February 2002. The new agreement increases borrowing capacity from $41.5 million to $44.0 million, delays principal payments until 2003, and extends the maturity date one year until December 31, 2004. It is the Company's strategy to improve profitability and cash flow during 2002 through a combination of increased volume, reduced costs and strong asset management, so that it can begin to reduce the outstanding debt during the second half of the year.

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

Semiconductor Burn-in Sockets

     Most leading-edge microprocessors, logic and memory ICs undergo an extensive reliability screening and stress testing procedure known as burn-in. The burn-in process screens for early failures by operating the IC at elevated temperatures between 125(degrees)C (257(degrees)F) to 150(degrees)C (302(degrees)F), for periods typically ranging from 8 to 48 hours. During burn-in, the IC is secured in a socket, an electro-mechanical interconnect, which is generally a permanent fixture on the burn-in printed circuit board. The socket is designed to permit easy insertion and removal of the IC before and after burn-in. Typically a burn-in socket must be able to withstand 10,000 mechanical insertion and withdrawal cycles. Further, these sockets must withstand thermal excursions from -10(degrees)C (14(degrees)F) to 150(degrees)C (302(degrees)F) during the burn-in process.

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

Chip Scale Package: The chip scale ("CSP") is an array package that most often terminates via a solder sphere much like a ball grid array ("BGA"). The definition of a CSP package is that the package is no greater than 120% of the IC die area. Over several hundred versions of CSP packages are in existence and because the package outline is tied directly to the dies area, many socket versions are required to address the market. Pitches range from 0.5mm to 0.8mm and ball counts range from 6 to 600. According to IC Insights, a semiconductor industry market research firm, CSP packaging will grow from 1.1 billion units to 10.8 billion units in the next four years with strong growth beyond.

Thin Small Outline Package Sockets: The thin small outline ("TSOP") is a plastic, rectangular package with leads on two sides, running along either pair of opposite edges. With lead counts from 20 to 86 contacts , the TSOP houses memory circuits. The small size, low price and surface mount design of the TSOP makes it a highly desirable package. The Company currently produces seven distinct socket series to accommodate a variety of TSOP packages.

Quad Flat Pack Sockets: The quad flat pack ("QFP") is a plastic package with leads on four sides. It is used for high lead count surface mount applications and is characterized by lead counts typically ranging between 32 and 208 leads. The QFP is currently a predominant and rapidly growing technology for packaging a wide variety of ICs used in microcontroller, logic, communication and SRAM applications. The Company currently produces over 40 distinct sockets to accommodate a wide variety of QFP packages.

Pin Grid Array Sockets: The pin grid array ("PGA") is a square or rectangular through-hole device. The pins are generally placed on the package before insertion of the die. The differentiating feature of the PGA is that the contacts are placed in an array over the bottom of the packaged device, rather than protruding from the sides of the device in a perimeter pattern, as with the QFP. As a result, the PGA offers greater lead density and smaller overall profile. This makes the PGA ideal for devices with high lead counts, in excess of 208, the upper range in which the QFP becomes difficult to handle. The micro pin grid array ("uPGA") is a newer and higher density version of the PGA, and a prime focus of the Company's new product development work.

Ball Grid Array Sockets: An area array package, the BGA uses an underlying substrate, rather than a lead frame, for die attachment. The die is then encapsulated and solder balls are attached to the underside of the substrate. The solder balls ultimately connect the package to the printed circuit board. The die is placed on the substrate prior to the attachment of the solder balls to ensure a flat surface for the die during processing. At a compound annual growth rate of 39% from 2000 to 2005, according to IC Insights, the BGA package is the most popular new package technology, utilized in every IC segment. Wells-CTI has made a significant investment in BGA socket technology and will continue to grow product lines to address the packaging scheme.

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

Sales and Marketing

     The Company distributes its products through a combination of its own dedicated direct sales forces, a worldwide network of manufacturers representatives and authorized distributors. The Company maintains separate sales forces for the semiconductor burn-in markets and for the industrial equipment and avionics markets. For the semiconductor burn-in markets, the Company employs a global direct sales force with offices in England, Japan, and the United States, augmented with sales representatives in smaller markets. For the industrial and avionics markets, the Company generally uses its direct sales forces and manufacturer representatives for large customers, new product introductions and application-specific products and uses its authorized distributors for smaller and medium-sized customers of standard and proprietary products. The Company's sales and marketing program is focused on achieving and maintaining close working relationships with its customers early in the design phase of the customer's own product development cycle.

Customers

     In 2001, the Company sold its products to over 600 customers in a wide range of industries and applications. The top five customers of the Company in 2001, 2000, and 1999 accounted for 39%, 47% and 40% of net sales, respectively. Among customers that exceeded 10% of the Company's net sales, Micron Technology, Inc. accounted for 18%, 21% and 18% of net sales of the Company in 2001, 2000 and 1999, respectively. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 20%, 21%, and 25% of the net sales of the Company in the years ended 2001, 2000, and 1999, respectively.

     Examples of end users of the Company's products, by category, are presented below:

Product Categories	Representative Customers
Semiconductor burn-in sockets	Advanced Micro Devices, Inc. Sharp Electronics Corporation Micron Technology, Inc. Motorola, Inc.
Industrial Interconnects	Groupe Schneider (Modicon, Inc./Square D Co./Telemecanique) GE Fanuc Parker Hannifin Corporation Rockwell International Corp. (Allen-Bradley Company)
Avionics Terminal Blocks and Sockets	The Boeing Company Bombardier Inc. (Canadair/deHavilland/Learjet Inc.) Empresa Brasileira de Aeronautica S/A (Embraer) Smiths Industries

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

     The Company subcontracts a portion of its labor-intensive product assembly to a U.S.-based subcontractor with a manufacturing facility in Mexico. Wells-CTI KK, the Company's Japanese subsidiary, subcontracts all of its product manufacturing and assembly operations to Asian vendors. The Company is not contractually obligated to do business with any subcontractor. The Company believes it could substitute other subcontractors without significant additional cost or delay, and could perform assembly itself if the need were to arise.

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

Competition

     The markets in which PCD operates are highly competitive, and the Company faces competition from a number of different manufacturers. The Company has experienced significant price pressure with respect to certain products, including its TSOP products, and fixed mount and pluggable terminal Industrial blocks. The principal competitive factors affecting the market for the Company's products include design, responsiveness, quality, price, reputation and reliability. The Company believes that it competes favorably on these factors.

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

Backlog

     The Company defines its backlog as orders that are scheduled for delivery within the next 12 months. The Company estimates that its backlog of unfilled orders was approximately $7.5 million at December 31, 2001 and $13.5 million at December 31, 2000. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in manufacturing strategy and variations in demand for customer products due to, among other things, introductions of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Based on anticipated future volumes, the Company makes other significant decisions regarding the level of business it will accept, the timing of production and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay purchase orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. For these reasons, backlog may not be indicative of future demand or results of operations.

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

Employees

     As of December 31, 2001, the Company had 218 employees and 54 contract workers. The Company's 272 employees and contract workers include 225 in manufacturing and engineering, 26 in sales and marketing and 21 in administration. Prior to the closing of the plant in South Bend, Indiana, some of the Company's U.S. employees were represented by the International Brotherhood of Electrical Workers, Local 1392. This collective bargaining agreement was terminated in September 2001.

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

     Dependence on Semiconductor Burn-in Industry. The Company's semiconductor burn-in sockets are used by producers and testers of ICs and original equipment manufacturers ("OEMs"). For the years ended December 31, 2001, 2000 and 1999, the Company derived 48%, 69% and 65% of its net sales, respectively, from these products. The Company's future success will depend in substantial part on the vitality of the semiconductor and the related semiconductor burn-in industries. Historically, the Semiconductor burn-in industry has been driven by both the technology requirements and unit demands of the semiconductor industry. Depressed general economic conditions and cyclical downturns in the semiconductor industry have had an adverse economic effect on the Semiconductor burn-in market. In addition, the product cycle of existing IC package designs and the timing of new IC package development and introduction can affect the demand for Semiconductor burn-in sockets. The Semiconductor industry experienced a severe downturn in 2001.

     Dependence on Principal Customers. Micron Technology, Inc. ("Micron"), a provider of DRAMs, SRAMs and other semiconductor components, was the largest customer of the Company in the years 2001, 2000 and 1999. Micron accounted for 18%, 21% and 18% of the net sales of the Company for the years ended December 31, 2001, 2000, and 1999, respectively. The Company does not have written agreements with any of its customers, including Micron, and therefore, no customer has any minimum purchase obligations. Accordingly, there can be no assurance that any of the Company's customers will purchase the Company's products beyond those covered by released purchase orders. The loss of, or significant decrease in, business from Micron, for any reason, could have a material adverse effect on the financial condition, results of operations and business of the Company.

     Senior Credit Facility Obligations. The agreement governing the Company's credit facility with Fleet Bank (the "Senior Credit Facility") contains a Material Adverse Effects clause and numerous financial and operating covenants. Failure to meet such covenants would result in an event of default under the Senior Credit Facility. Among the operating covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lenders, acquire the assets of or ownership interests in, or merge with, other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants, including minimum EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage ratio, minimum quick ratio, maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, and maximum capital expenditures, during the term of the Senior Credit Facility.

     The Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility and in 2001 experienced difficulty meeting its principal repayment obligations. As more fully discussed in the "Liquidity and Capital Resources" section, the Company has re-negotiated and amended the Senior Facility on several occasions since December 1997, most recently in February 2002. In connection with the February 2002 agreement, among other things, borrowing availability under the Revolving Credit Facility was increased from $16.0 million to $20.0 million and operating and financial covenants were modified.

     The Company's ability to meet its debt covenants and to fund its working capital, capital expenditure and debt payment obligations depends on its success in achieving levels of net sales, operating income and cash flows substantially in excess of the levels achieved during the third and fourth quarters of 2001.

     At December 31, 2001, the Company was in compliance with or had obtained waivers for its debt covenants. There can be no assurance, however, that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, amend the Senior Credit Facility or secure alternative financing. If financing were not available there would be a material adverse effect on the Company and the Company would be forced to consider other alternatives. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

     International Sales and Operations. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 20%, 21% and 25% of the net sales of the Company in the years ended December 31, 2001, 2000 and 1999, respectively. International revenues are subject to a number of risks, including: longer accounts receivable payment cycles; exchange rate fluctuations; difficulty in enforcing agreements and intellectual property rights and in collecting accounts receivable; tariffs and other restrictions on foreign trade; withholding and other tax consequences; economic and political instability; and the burdens of complying with a wide variety of foreign laws. Sales made to foreign customers or foreign distributors may be denominated in either U.S. dollars or in the currencies of the countries where sales are made. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates and does not currently plan to do so. The Company's foreign sales and operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. The Company has an operating subsidiary in Japan, and sales and technical support operations in England. The laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the financial condition, results of operations and business of the Company.

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

     Concentration of Ownership. The current officers, directors and Emerson Electric Co. ("Emerson"), the Company's largest stockholder, beneficially own approximately 33% of the outstanding shares of the Common Stock of the Company based on the number of shares of Common Stock outstanding as of December 31, 2001. Accordingly, such persons, if they act together, can exert substantial control over the Company through their ability to influence the election of directors and all other matters that require action by the Company's stockholders. Such persons could prevent or delay a change in control of the Company which may be favored by a majority of the remaining stockholders. Such ability to prevent or delay such a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

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

     Dependence Upon Independent Distributors. Sales through independent distributors accounted for 29%, 29%, and 19% of the net sales of the Company for the years ended December 31, 2001, 2000, and 1999, respectively. The Company's agreements with its independent distributors are nonexclusive and may be terminated by either party upon 30 days written notice, provided that if the Company terminates the agreement with an independent distributor, the Company will be obligated to purchase certain of such distributor's pre-designated unsold inventory shipped by the Company within an agreed-upon period prior to the effective date of such termination. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. The Company grants to certain of its distributors limited inventory return and stock rotation rights. If the Company's distributors were to increase their general levels of inventory of the Company's products, the Company could face an increased risk of product returns from its distributors. There can be no assurance that the Company's historical return rate will remain at a low level in the future or that such product returns will not have a material adverse effect on the Company's financial condition, results of operations and business.

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

     Failure to Meet Nasdaq National Market System Listing Requirements Could Adversely Affect the Market for the Company's Common Stock. Although the Company's common stock is listed on the Nasdaq National Market System, continued listing on the National Market System is subject to the Company's ability to maintain a $5 million public float, a minimum bid price per share of $1.00, and to satisfy other Nasdaq criteria. If the Company is unable to satisfy this criteria in the future, the Company could be required to apply for a listing on the Nasdaq Smallcap Market, which may result in less market visibility and thus adversely affect the price of the Company's common stock.

ITEM 2. PROPERTIES

     PCD, headquartered in Peabody, Massachusetts, operates leased production facilities in Peabody, Massachusetts (60,000 square feet), Phoenix, Arizona (29,000 square feet), Yokohama, Japan (3,600 square feet) and South Bend, Indiana (50,000 square feet). The Peabody facility is responsible for molding for all Company operations, and assembly, manufacturing automation development and quality assurance functions relating to industrial terminal blocks and avionics terminal blocks. The Phoenix facility is responsible for assembly and quality assurance functions relating to burn-in sockets, as well as related product design and development. The Yokohama facilities are responsible for design, assembly, manufacturing automation development and quality assurance for burn-in sockets. Production at the Wells-CTI Division manufacturing facility in South Bend, Indiana, was halted in October, and stamping and molding operations for both Wells-CTI and the Industrial-Avionics Divisions have been consolidated at one location. The Company also maintains distribution and technical sales support facilities in Northhampton, England. The Company believes that its facilities are adequate for its operations for the foreseeable future.

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

     No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market of the Nasdaq Stock Market, Inc. under the symbol "PCDI." The following table sets forth the reported high and low sale prices for the Common Stock for the periods indicated:

	High	Low
2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 8.69 7.44 5.44 3.00	$ 6.00 3.78 2.38 0.84
2000 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 7 1/2 9 1/8 11 1/2 11	$ 4 3/16 3 6 1/2 5 5/8

     On March 11, 2002, the last reported sale price for the Common Stock on the Nasdaq National Market was $1.30 per share. As of January 31, 2002, there were approximately 1,200 holders of record of Common Stock.

     The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. It is the Company's intention to use any excess cash for debt retirement. Once this debt is extinguished, the Board of Directors of the Company intends to review this policy from time to time, after taking into account various factors such as the Company's financial condition, results of operation, current and anticipated cash needs and plans for expansion. The Senior Credit Facility contains a covenant that prohibits the Company from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

The statement of operations data for the years ended 2001, 2000, and 1999 are derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of operations data for the years ended 1998 and 1997 are derived from audited consolidated financial statements on file with the Securities and Exchange Commission. The balance sheet data as of December 31, 2001, and 2000 is derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements on file with the Securities and Exchange Commission.

Year Ended December 31,
	2001(1)	2000	1999	1998(2)	1997(3)
(in thousands, except per share amounts)
Consolidated Statement of Operations Data:

Net sales
Gross profit
Write-off of acquired in-process research and development
Income (loss) from operations
Interest income (expense), net
Net income (loss) before extraordinary item
Extraordinary item, net of income tax benefit of $567
Net income (loss)

	$ 36,615 11,328 (6,293) (3,417) (21,583) - (21,583)	$ 61,957 28,467 - 11,067 (4,630) 3,783 - 3,783	$ 51,838 23,855 - 5,636 (4,558) 679 - 679	$ 64,391 37,060 - 17,679 (8,813) 5,191 (888) 4,303	$ 29,796 14,676 (44,438) (35,578) 940 (22,836) - (22,836)
Net income (loss) per share before extraordinary item: Basic Diluted	$ (2.43) $ (2.43)	$ 0.44 $ 0.42	$ 0.08 $ 0.08	$ 0.69 $ 0.57	$ (3.83) $ (3.83)
Net income (loss) per share: Basic Diluted	$ (2.43) $ (2.43)	$ 0.44 $ 0.42	$ 0.08 $ 0.08	$ 0.64 $ 0.53	$ (3.83) $ (3.83)
Weighted Average Shares: Basic Diluted	8,890 8,890	8,624 9,088	8,521 9,049	7,487 8,168	5,955 5,955

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data: Working capital (deficit) Total assets Total debt Stockholders' equity	$ 5,187 86,837 39,612 41,143	$ (10,934) 109,113 35,873 62,547	$ (12,910) 114,786 49,600 58,024	$ (11,839) 119,104 55,700 57,277	$ (12,632) 126,592 105,903 8,995

________

  Net loss for the year ended December 31, 2001 includes a non-cash deferred tax asset write-down of $14.1 million and $1.7 million in charges associated with closing the Company's South Bend, Indiana plant. The impact of these items was to reduce earnings per share by $1.73 (based on a weighted average number of common and common equivalent shares outstanding of 8,890,367).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In 2001, net sales of the Company decreased to $36.6 million from $62.0 million in 2000. This decrease was due mainly to lower shipments of burn-in sockets resulting from the substantial reduction in demand from semiconductor manufacturers. The reduction in demand was caused by the severe downturn in the electronics industry. The Company realized approximately 39% of its net sales in 2001 from products introduced in the last five years. The Company distributes its products through a combination of its own dedicated direct sales force, a worldwide network of manufacturers' representatives and authorized distributors. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 18%, 21%, and 25% of the net sales of the Company in the years ended December 31, 2001, 2000 and 1999, respectively.

     The following table sets forth the relative percentages of the total net sales of the Company attributable to each of the Company's product categories for the periods indicated.

Product Categories	2001	2000	1999
Semiconductor burn-in sockets	48.0%	68.5%	64.5%
Industrial interconnects	18.3	14.2	14.1
Avionic terminal blocks and sockets	33.7	17.3	21.4
Total	100.0%	100.0%	100.0%

Results of Operations

   The following table sets forth certain items from the Company's Consolidated Statements of Operations as (1) a percentage of net sales and (2) the percentage period-to-period change in dollar amounts of such items for the periods indicated. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,			Period-to-Period Change
	2001	2000	1999	2001 vs. 2000	2000 vs. 1999
Net sales Gross profit Income (loss) from operations Non-operating expense, net Net income (loss)	100.0% 30.9 (17.2) (9.3) (58.9)	100.0% 45.9 17.9 (7.5) 6.1	100.0% 46.0 10.9 (8.8) 1.3	(40.9%) (60.2) (156.9) (26.2) (670.5)	19.5% 19.3 96.4 1.6 457.1

Years Ended December 31, 2001 and 2000

     Net Sales. Net sales decreased 41% to $36.6 million for 2001, from $62.0 million in 2000. Net sales of $17.5 million in the semiconductor burn-in socket product lines were down $24.9 million or 59% from 2000. The net sales decrease in this business can be attributed largely to the weakest market conditions in the history of the semiconductor industry during 2001. Incoming orders for burn-in sockets declined $32.6 million or 73% to $11.9 million in 2001. Industrial/Avionics division net sales of $19.1 million were down $400,000 or 2% from 2000 as a result of the significant reduction in net sales during the fourth quarter. Net sales of $3.8 million during the fourth quarter of 2001 were down $1.5 million or 29% from the fourth quarter of 2000 and were down $800,000 from the third quarter of 2001. The reduction in net sales can be attributed in part to the impact of the events of September 11, particularly as they relate to the Company's Avionics business.

     Gross profit. Gross profit decreased by $17.1 million or 60% in 2001 from $28.5 million in 2000. As a percentage of net sales, gross profit was 30.9% in 2001 and 45.9% in 2000. The lower gross profit percentage in 2001 resulted in large part from the significant reduction in the Company's consolidated sales volume. The drop in sales volume occurred mainly in the (higher-margin) burn-in socket product lines, which caused an unfavorable product mix shift that also contributed to the lower gross profit percentage. Changes in the Company's product mix (most particularly in the burn-in socket business) can have a material impact on the Company's gross profit percentage and these changes cannot always be predicted with certainty. The negative factors impacting gross profit percentage in 2001 were partly offset by the positive impact of a $1.5 million reduction in manufacturing overhead expense, due primarily to cost reductions implemented at the Wells-CTI division during 2001. These reductions included layoffs, attrition, salary and hiring freezes, and the closing of the South Bend, Indiana plant during the fourth quarter.

     Operating expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased by $1.3 million to $11.9 million in 2001. Of this decrease, approximately $400,000 was due to lower selling expenses directly attributed to lower sales volume. The remaining decrease was due primarily to cost reductions implemented at the Wells-CTI division in 2001.

     Restructuring Costs and Impairment of Long Lived Assets. During the third quarter of 2001 the Company's senior management approved plans to close the South Bend, Indiana manufacturing plant. The plant closure resulted in the Company's eliminating 39 positions from all levels and vacating approximately 50,000 square feet of space. Management has estimated the plant closure will result in annualized savings of $1.7 million. The Company recorded a restructuring charge of $773,000 for employee-related costs of $134,000 and vacation of leased space of $639,000. The Company also wrote off $235,000 of obsolete South Bend inventory through cost of sales. In addition, the Company wrote off $727,000 of equipment and improvements that were abandoned. The plant closure is substantially complete and as of December 31, 2001 the balance of accrued restructuring charges is $556,000. Amounts accrued in this balance are primarily rent and other facility - related costs and are expected to be paid during the nine month period ended September 30, 2002.

     Non-operating Expense, net. Interest expense was $3.3 million in 2001 as compared with $4.4 million in 2000. Interest expense includes interest on the Senior Credit Facility of which the average outstanding balance was down $7.3 million from 2000. The lower average debt balances and lower interest rates in 2001 accounted for the decreased interest expense.

     Provision for Income Taxes. In 2001 the Company wrote off its $14.1 million deferred tax asset in accordance with current tax accounting standards. Under these standards, the weight of available evidence emphasizing recent historical results and near - term prospects, indicated it was more likely than not that the deferred tax asset would not be realized. Accordingly, a full valuation allowance has been provided (Note 8). The effective income tax rate for 2000 was 41%.

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

     Gross profit. Gross profit increased by $4.6 million or 19% in 2000 from $23.9 million in 1999. As a percentage of net sales, gross profit was 45.9% in 2000 and 46.0% in 1999. The gross profit percentage was impacted by several factors in 2000. First, depreciation increased by $600,000 in 2000. Second, the burn-in socket business experienced higher than expected manufacturing inefficiencies and inventory write-offs during the second half of the year. This was due in part to the inconsistent availability of certain material during a period of rapid increase in demand from the Company's customers. Finally, the Industrial/Avionics division experienced an unfavorable product mix shift in 2000. These negative factors were partially offset by the favorable impact of higher sales volume in 2000.

     Operating expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased by $600,000 to $13.2 million or 21% of net sales in 2000 from $13.8 million or 27% of net sales in 1999. The decrease in 2000 was primarily due to specific actions taken to reduce expenses at the Wells-CTI division in 1999 and 2000.

     Restructuring Costs. In 1999, the Company recorded a charge of $259,000 in connection with its Wells-CTI cost reduction program. During 1999, the Pennsylvania stamping facility was closed and operations transferred to Peabody, MA. The Japan subsidiary was downsized and restructure of manufacturing operations was begun as certain assembly operations were transferred from South Bend, IN to Phoenix, AZ. The expenses incurred were for severance payments of $177,000, write-off of fixed assets of $42,000, remodeling of Japanese office of $32,000 and other miscellaneous expenses of $8,000. There were no amounts accrued for restructuring at December 31, 2000. The annualized cost savings from the restructuring program approximate $1.0 million.

     Non-operating Expense, net. Interest expense was $4.4 million in 2000 as compared with $4.6 million in 1999. Interest expense includes interest on the Senior Credit Facility of which the balance was reduced by $13.5 million during the year. The lower debt balances were partly offset by higher borrowing costs in 2000. The higher borrowing costs were due to higher interest rates in 2000 together with amortization of additional amendment fees.

     Provision for Income Taxes. The effective income tax rates for 2000 and 1999 were 41% and 37%, respectively. The increase in the effective rate in 2000 was due to profitability in the Company's Wells-CTI Japan operation, which carries a higher effective rate than the combined U.S. federal/state effective rate. In 1999, the Japan operation reported a loss.

Liquidity and Capital Resources

     Cash used in operating activities in 2001 was $10,000, compared to cash provided by operating activities of $17.2 million in 2000. Net borrowings in 2001 were $3.7 million and were used to fund capital expenditures of approximately $3.2 million and a portion of loan financing and amendment fees. The Company currently anticipates that its capital expenditures for 2002 will be in the range of $2.4 million to $2.8 million and will consist primarily of purchased tooling and equipment required to support the Company's business. The amount of these capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions. At December 31, 2001 and 2000, borrowings of $39.8 million and $36.1 million were outstanding under the Senior Credit Facility at weighted average interest rates of 5.18% and 8.70%, respectively.

     In December 1997, the Company obtained a Senior Credit Facility for $90 million from Fleet National Bank and other lenders (the "Senior Credit Facility") to finance in part the Wells acquisition. The Senior Credit Facility is secured by all of the assets of the Company. In conjunction with the Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc.) each entered into a stock pledge agreement with Fleet and the other lenders pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets with Fleet and other lenders. The agreement governing the Senior Credit Facility contains a Material Adverse Effects clause and numerous financial and operating covenants. Among the operating covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lender, acquire the assets of or ownership interest in, or merge with other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum fixed charge coverage ratio, minimum quick ratio, maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to EBITDA, minimum interest coverage ratio, and maximum capital expenditures, during the terms of the Senior Credit Facility.

     The Company has experienced difficulty meeting all of the covenants under its Senior Credit Facility and in 2001 experienced difficulty meeting its principal repayment obligations. As a result, the Company has re-negotiated and amended the Senior Facility on several occasions since December 1997. In August 2001 certain covenants were amended by agreement between the Company and its lenders through June 2002. In conjunction with the August 2001 agreement, required principal payments for the year ending December 31, 2002 were reduced from $9.6 million to $5.3 million. In addition, borrowing availability under the Revolving Credit Facility ("the Revolver") was reduced from $20 million to $15 million and the maximum interest rate on the Facility was increased from 250 basis points to 350 basis points over LIBOR. The Company incurred fees of $500,000 in connection with this amendment. In November 2001 the Senior Credit Facility was amended such that borrowing availability under the Revolver was increased to $16 million and the Company was required to obtain a commitment by January 31, 2002 to raise $7.0 million of Junior Capital by March 31, 2002. The Company and its lenders ultimately determined that raising Junior Capital was not a viable option under the existing market conditions at that time. Accordingly, in February 2002, the Senior Credit Facility was further amended and restated. In connection with the February 2002 agreement, certain covenant violations as of December 31, 2001 were waived and the lenders received warrants, exercisable immediately and for a period of ten years, to purchase 1,450,000 shares of common stock of the Company at $0.01 per share. In addition, lenders' existing warrants to purchase 203,949 shares of the Company's common stock at $4.90 per share were re-priced to $0.01 per share. The new and re-priced warrants were valued at $2.0 million utilizing the Black Scholes pricing method. The assumptions utilized under the Black Scholes method were 96% volatility, 1.82% riskless rate of return, no dividends and a term of six months. The key provisions of the February 2002 agreement are summarized in the table below.

		(Dollars in Thousands)
	Interest Rate	Loan Commitment	Loan Amount	Principal repayment schedule (5) 2002 2003 2004			Maturity Date
Revolving Credit Loan (A-1) (1) Revolving Credit Loan (A-2) (2)	Variable Variable	$ 2,500 17,500					12/31/04 12/31/04
Term Loan A (3)	Variable		$ 10,000		$3,000	$ 7,000	12/31/04
Term Loan B-1 (4) Term Loan B-2 (4)	Fixed - 8% Fixed - 10%		8,000 6,000			8,000 6,000	12/31/04 12/31/04
		$ 20,000	$ 24,000	$ -	$3,000	$21,000
(1) Interest is paid monthly at LIBOR plus 200 to 250 basis points or prime rate plus 50 to 100 basis points.
(2) Interest is paid monthly at LIBOR plus 300 to 350 basis points or prime rate plus 150 to 200 basis points.
      Beginning March 31, 2003, the commitment is reduced by $1.0 million per quarter until the Maturity Date.
(3) Interest is paid monthly at LIBOR plus 300 to 350 basis points or prime rate plus 150 to 200 basis points.
     Principal repayments are $500,000 during the first and second quarter of 2003, $1.0 million each succeeding quarter, with the balance due at Maturity Date.
(4) Interest and principal are due and payable at the Maturity Date.
(5) Cash balances in excess of $1.0 million must be used to retire debt.

     At December 31, 2001, the Company was in compliance with or had obtained waivers for its debt covenants. The February 2002 agreement contains aforementioned financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with its debt covenants in the future, and failure to meet such covenants would result in an event of default under the Senior Credit Facility. To avoid an event of default, the Company would attempt to obtain waivers from its lenders, amend the Senior Credit Facility or secure alternative financing. If financing were not available there would be a material adverse effect on the Company and the Company would be forced to consider other alternatives. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to the Company's stockholders.

     The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through 2002. Because the Company's capital requirements cannot be predicted with certainty, there can be no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's stockholders.

Critical Accounting Policies

The Company believes the following represents its critical accounting policies:

     Revenue Recognition. The Company recognizes revenue once four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue is recognized upon shipment to customers. The Company grants to certain of its distributors limited return and stock rotation rights. Historically, the Company's return rate has been insignificant.

     Impairment of Long-Lived Assets. Long-lived assets include equipment and improvements, goodwill and other intangible assets and loan acquisition fees. The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. When such "triggering events" occur, the Company compares the carrying amounts of the long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment exists, the amount of the impairment is calculated using the discounted expected cash flows based upon the weighted average cost of capital. During the year ended December 31, 2001 the Company recorded an impairment charge of $727,000 related to certain equipment and improvements associated with the South Bend, Indiana plant closing (Note 13). The Company did not record any impairment losses related to goodwill or other intangible assets.

     Income Taxes. A valuation allowance is provided against the net deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. In the event the Company determines in the future that the deferred tax asset in excess of its carrying amount can be realized, then an adjustment to the valuation allowance would increase net income in the period such determination was made. During the year ended December 31, 2001, the Company wrote off its $14.1 million deferred tax asset by providing a full valuation allowance.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 thereby eliminating the pooling-of-interests method and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. In accordance SFAS No. 142, the Company anticipates recording an impairment charge in the range of $10 million to $15 million during the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires among other things that obligations associated with the retirement of a tangible long lived asset be recorded as a liability when incurred. The Company doesn't expect SFAS No. 143 to have any impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long lived assets that are to be disposed of by a sale be measured at the lower of book value or fair value less the cost to sell. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its consolidated financial statements.

Contractual Obligations and Commercial Commitments

     The following table presents the Company's contractual obligations and commercial commitments as of December 31, 2001 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations	Amount	Less than one year	1-3 years	4-5 years	After 5 years
Term Loan A	$10,000	$ -	$10,000	$ -	$ -
Term Loan B-1	8,000	-	8,000	-	-
Term Loan B-2	6,000	-	6,000	-	-
Operating Leases	4,992	941	1,832	1,051	1,168
Total contractual cash obligations	$28,992	$ 941	$25,832	$1,051	$ 1,168

	Commitment Expiration by Period
Commercial Commitments	Amount	Less than one year	1-3 years	4-5 years	After 5 years
Revolving Credit Loan A-1	$ 2,500	$ -	$ 2,500	$ -	$ -
Revolving Credit Loan A-2	17,500	-	17,500	-	-
Total contractual cash obligations	$20,000	$ -	$20,000	$ -	$ -

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

ITEM 7A. MARKET RISK

Interest Rate Risk

     PCD is exposed to fluctuations in interest rates in connection with its variable rate term loan. In order to minimize the effect of changes in interest rates on earnings, PCD had entered into an interest rate swap that fixed the interest rate on a notional amount of its variable rate term loan. Under the swap agreement which expired in March 2001, PCD paid a variable rate under LIBOR and received a fixed rate of 5.72% on a notional amount of $35.0 million The Company may attempt to enter into another swap agreement subject to commercial availability and market conditions. The potential increase in the fair value of its term loan resulting from a hypothetical 10% decrease in interest rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PCD Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PCD Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2002

PCD INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

December 31,
	2001	2000
ASSETS

Current assets:
     Cash
     Accounts receivable - trade (less allowance for uncollectible accounts of $691 in 2001 and $347 in 2000)
     Inventory
     Prepaid expenses and other current assets
               Total current assets
Equipment and improvements, net
Deferred tax asset
Goodwill, net
Intangible assets, net
Debt financing fees
Other assets
               Total assets

	$ 543 4,010 6,047 669 11,269 13,501 - 49,339 9,343 1,897 1,488 $ 86,837	$ 837 8,318 6,199 823 16,177 15,801 11,151 52,423 10,381 1,574 1,606 $ 109,113
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt
     Current portion of long-term debt
     Accounts payable - trade
     Accrued liabilities
               Total current liabilities
Long-term debt, revolver
Long-term debt, term loan
               Total liabilities

	$ - - 1,877 4,205 6,082 15,700 23,912 45,694	$ 7,300 9,118 5,134 5,559 27,111 - 19,455 46,566
Commitments and contingencies (Notes 7 and 9)

Stockholders' equity:
     Preferred stock - $0.10 par value; 1,000,000 shares authorized; no shares issued
     Common stock - $0.01 par value; 25,000,000 shares authorized;
     8,933,770 and 8,811,822 shares issued and outstanding in 2001 and
     2000, respectively
     Additional paid-in capital
     Accumulated deficit
     Accumulated other comprehensive loss
               Total stockholders' equity

	89 62,849 (21,748) (47) 41,143	88 62,642 (165) (18) 62,547
Total liabilities and stockholders' equity	$ 86,837	$ 109,113

The accompanying notes are an integral part of these consolidated financial statements.

PCD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Years Ended December 31,
	2001	2000	1999

Net sales
Cost of sales
Gross profit
Operating expenses
Restructuring costs
Impairment of long-lived assets
Amortization
Income (loss) from operations
Interest and other income/(expense), net
Interest expense
Income (loss) before provision for income taxes
Provision for income taxes
Net income (loss)

	$ 36,615 25,287 11,328 11,931 773 727 4,190 (6,293) (74) (3,343) (9,710) 11,873 $(21,583)	$ 61,957 33,490 28,467 13,210 - - 4,190 11,067 (253) (4,377) 6,437 2,654 $ 3,783	$ 51,838 27,983 23,855 13,770 259 - 4,190 5,636 33 (4,591) 1,078 399 $ 679
Earnings (loss) per share: Basic Diluted	$ (2.43) $ (2.43)	$ 0.44 $ 0.42	$ 0.08 $ 0.08
Weighted average number of common and common equivalent shares outstanding: Basic Diluted	8,890 8,890	8,624 9,088	8,521 9,049

The accompanying notes are an integral part of these consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For The Years Ended December 31, 1999, 2000 and 2001 (In thousands, except share amounts)
	Common Stock Shares Par Value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income/(loss)
Balance, December 31, 1998	8,439,682	84	61,674	(4,627)	146	57,277
Comprehensive income: Net income Foreign currency translation adjustment, net of tax benefit of $160 Comprehensive income				679	(173)	679 (173)	$ 679 (173) $ 506
Employee stock purchase plan Exercise of stock options Tax benefit from stock options exercised	7,053 115,000	2	65 135 39			65 137 39
Balance, December 31, 1999	8,561,735	86	61,913	(3,948)	(27)	58,024
Comprehensive income: Net income Foreign currency translation adjustment, net of taxes of $8 Comprehensive income				3,783	9	3,783 9	$ 3,783 9 $ 3,792
Employee stock purchase plan Exercise of stock options Exercise of warrant Valuation of Stock Warrant Tax benefit from stock options exercised	9,737 90,350 150,000	1 1	42 116 149 289 133			42 117 150 289 133
Balance, December 31, 2000	8,811,822	88	62,642	(165)	(18)	62,547
Comprehensive loss: Net loss Foreign currency translation adjustment, net of tax benefit of $27 Comprehensive loss				(21,583)	(29)	(21,583) (29)	$ (21,583) (29) $ (21,612)
Employee stock purchase plan Exercise of stock options	11,948 110,000	1	48 159			48 160
Balance, December 31, 2001	8,933,770	$89	$62,849	$(21,748)	$(47)	$41,143

The accompanying notes are an integral part of these consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Years Ended December 31,
	2001	2000	1999

Cash flows from operating activities:
  Net income (loss)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
  Depreciation
  Amortization of warrant
  Amortization of goodwill and intangible assets
  Loss on disposal of equipment
  Impairment of long-lived assets
  Amortization of debt financing fees
  Tax refunds
  Tax benefit from stock options exercised
  Provision for deferred taxes
  Changes in operating assets and liabilities:
    Accounts receivable
    Inventory
    Prepaid expenses and other current assets
    Other assets
    Accounts payable
    Accrued liabilities
      Total adjustments
        Net cash (used in) provided by operating activities

	$ (21,583) 4,810 89 4,190 15 727 631 - - 11,120 4,370 2 111 39 (3,052) (1,479) 21,573 (10)	$ 3,783 4,885 69 4,190 13 - 470 1,380 133 1,082 (1,925) (825) (92) 45 1,416 2,584 13,425 17,208	$ 679 4,315 - 4,190 19 - 348 - 39 1,934 (1,078) (363) (1,418) (61) 649 116 8,690 9,369
Cash flows from investing activities: Equipment and improvements expenditures Net cash used in investing activities	(3,207) (3,207)	(3,037) (3,037)	(3,703) (3,703)

Cash flows from financing activities:
  Borrowings of short-term debt
  Payments for short-term debt
  Payments for long-term debt
  Proceeds from employee stock purchase plan
  Proceeds from exercise of common stock options
  Proceeds from exercise of warrant
  Deferred financing and loan amendment fees
        Net cash (used in) provided by financing activities

	8,400 - (4,750) 48 160 - (953) 2,905	- (4,700) (8,800) 42 117 150 (768) (13,959)	2,300 - (8,400) 65 137 - - (5,898)
Net (decrease) increase in cash Effect of exchange rate on cash Cash and cash equivalents at beginning of year Cash and cash equivalents at end of year	(312) 18 837 $ 543	212 (27) 652 $ 837	(232) 32 852 $ 652
Supplemental disclosures of cash flow information: Cash paid during the year for: Interest Income taxes	$ 2,919 $ 955	$ 3,436 $ 302	$ 4,140 $ 395

The accompanying notes are an integral part of these consolidated financial statements

PCD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business:

     PCD Inc. (the "Company") is engaged principally in designing, manufacturing and marketing electronic connectors for use in semiconductor burn-in applications, industrial equipment and avionics. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation.

2. Summary of Significant Accounting Policies:

     Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Revenue Recognition

     The Company recognizes revenue once four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue is recognized upon shipment to customers. The Company grants to certain of its distributors limited return and stock rotation rights. Historically, the Company's return rate has been insignificant.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents. The Company had all its cash in interest bearing accounts at December 31, 2001 and December 31, 2000.

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

     Interest Rate Swap

     In the past, the Company has used derivative financial instruments for purposes other than trading and did so to reduce its exposure to fluctuations in interest rates. Gains and losses on hedges of existing assets and liabilities were included in the carrying amounts of those assets or liabilities and ultimately recognized in income. The amounts receivable and payable were recorded as a current liability with realized gains or losses recognized as adjustments to interest expense. This contract expired in March 2001 and the Company may enter into interest rate swaps again in the future.

     Inventory

     Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market.

     Research and Development

     Research and development costs are charged to expense as incurred.

     Net Income (Loss) Per Common Share

     The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share for each of the years ended December 31, 2001, 2000 and 1999.

	Net Income (Loss)	Shares	Per Share Amount
For the year ended December 31, 2001 Basic and diluted loss	$ (21,583,000)	8,890,367	$ (2.43)
For the year ended December 31, 2000 Basic earnings Assumed exercise of options (treasury method) Diluted earnings	$ 3,783,000 - $ 3,783,000	8,623,976 464,005 9,087,981	$ 0.44 - $ 0.42
For the year ended December 31, 1999 Basic earnings Assumed exercise of options (treasury method) Diluted earnings	$ 679,000 - $ 679,000	8,520,670 528,043 9,048,713	$ 0.08 - $ 0.08

     In 2001, 2000 and 1999, anti-dilutive Common Stock equivalents of 568,531, 145,357 and 125,963 shares, respectively, were not included in the calculation of diluted EPS.

     Equipment and Improvements

     Equipment and improvements are recorded at cost and are depreciated utilizing the straight-line method over their estimated useful lives (Note 4). Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the results of operations.

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

     Goodwill and Intangible Assets

     Goodwill is accounted for in accordance with Accounting Principles Board ("APB") No. 17, Intangible Assets. Goodwill represents costs in excess of net assets of the business acquired and is amortized on a straight-line basis over the expected periods to be benefited, which is currently 20 years. Trademarks and trade names are amortized over their estimated remaining economic lives of 20 years, consistent with industry norms. Patented technologies are amortized over their estimated remaining economic lives of 6 years. Loan acquisition fees are amortized over the life of the applicable indebtedness.

     Impairment of Long-Lived Assets.

     Long-lived assets include equipment and improvements, goodwill and other intangible assets and loan acquisition fees. The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. When such "triggering events" occur, the Company compares the carrying amounts of the long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment exists, the amount of the impairment is calculated using the discounted expected cash flows based upon the weighted average cost of capital. During the year ended December 31, 2001 the Company recorded an impairment charge of $727,000 related to certain equipment and improvements associated with the South Bend, Indiana plant closing (Note 13). The Company did not record any impairment losses related to goodwill or other intangible assets.

     Foreign Currency Translation Adjustment

     The functional currency of the Company's foreign operation is the foreign subsidiary's local currency. Assets and liabilities of the foreign subsidiary are translated using the current exchange rate in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates for the period. The resulting translation adjustments are recorded as a component of stockholders' equity. Gains or losses resulting from foreign currency transactions of approximately $16,000 are included in other expense in 2001.

     Stock Based Compensation

     The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 thereby eliminating the pooling-of-interests method and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. In accordance SFAS No. 142, the Company anticipates recording an impairment charge in the range of $10 million to $15 million during the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which will be effective for fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires among other things that obligations associated with the retirement of a tangible long lived asset be recorded as a liability when incurred. The Company doesn't expect SFAS No. 143 to have any impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long lived assets that are to be disposed of by a sale be measured at the lower of book value or fair value less the cost to sell. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its consolidated financial statements.

3. Inventory:

     Inventory consisted of the following at December 31:

	2001	2000
	(In thousands)
Raw materials and finished subassemblies Work in process Finished goods Total	$ 5,069 14 964 $ 6,047	$ 4,213 34 1,952 $ 6,199

4. Equipment and Improvements:

     Equipment and improvements consisted of the following at December 31:

	Estimated Useful
	Life In Years	2001	2000
(In thousands)

Tools, dies and molds
Machinery and equipment
Office furniture and fixtures
Computer software
Transportation equipment
Leasehold improvements

Less accumulated depreciation

Capital expenditures in progress
Equipment and improvements, net

	5 10 5 3 4 Shorter of lease term or useful life	$22,175 5,991 2,710 1,373 53 945 33,247 20,445 12,802 699 $13,501	$ 18,928 6,485 2,867 1,421 131 1,067 30,899 16,315 14,584 1,217 $ 15,801

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $4.8 million, $4.9 million, and $4.3 million, respectively.

5. Intangible Assets and Goodwill:

     Intangible assets and goodwill consisted of the following at December 31:

	2001	2000
	(In thousands)
Patented technology Trade names/trademarks Subtotal Less accumulated amortization Net intangibles	$ 3,109 10,384 13,493 4,150 $ 9,343	$ 3,109 10,384 13,493 3,112 $10,381
Goodwill Less accumulated amortization Net goodwill	$ 61,674 12,335 $ 49,339	$ 61,674 9,251 $ 52,423

6. Accrued Liabilities:

Accrued liabilities consisted of the following at December 31:

	2001	2000
	(In thousands)
Compensation and benefits Commissions Income taxes payable Interest Professional fees Restructuring charges Other Total	$ 798 139 1,076 22 363 556 1,251 $ 4,205	$ 1,781 295 1,485 568 238 - 1,192 $ 5,559

7. Line of Credit and Long-Term Debt:

     On December 26, 1997, the Company entered into a secured $20.0 million Revolving Credit Agreement ("Revolver"), $30.0 million Secured Term Loan Agreement A and $40.0 million Secured Term Loan Agreement B (collectively referred to as the "Senior Credit Facility") with several banks. The Senior Credit Facility is collateralized by all of the assets of PCD and its subsidiaries. In conjunction with the Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc.) each entered into a stock pledge agreement pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets.

     The agreement governing the Senior Credit Facility contains a Material Adverse Effects clause and numerous financial and operating covenants. Among these covenants are restrictions that the Company (i) must maintain John L. Dwight, Jr. as chief executive officer of the Company or obtain the consent of the lenders under the Senior Credit Facility to any replacement of Mr. Dwight; (ii) may not, without the prior consent of such lender, acquire the assets of or ownership interest in, or merge with, other companies; and (iii) may not, without the prior consent of such lenders, pay cash dividends. The Senior Credit Facility also requires that the Company to maintain certain financial covenants, including minimum fixed charge coverage ratio, as defined; minimum quick ratio, as defined; maximum ratio of total senior debt to EBITDA, maximum ratio of total indebtedness for borrowed money to earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum interest coverage ratio, maximum capital expenditures, as defined, during the terms of the Senior Credit Facility.

     In August 1998, the Company renegotiated the Senior Credit Facility. As a result, Term Loan A and Term Loan B were combined into a single term loan. Accordingly, the interest rate premium of 50 basis points charged on Term Loan B was eliminated. According to its terms, the re-negotiated Senior Credit Facility would have terminated on or before December 31, 2003.

     In March 2000, the Company obtained from its lenders a waiver of compliance with certain covenants for the fourth quarter of 1999. In addition, certain covenants were amended by agreement between the Company and its lenders through June 30, 2000. In conjunction with the March 2000 agreement, the Company issued warrants to its lenders covering a total of 203,949 shares of Common Stock at an exercise price of $4.90 per share. The value of these warrants, utilizing the Black Scholes option pricing method, was determined to be $289,000. The assumptions utilized under the Black Scholes method were 96% volatility, 5.3675% riskless rate of return, no dividends and a term of six months. This adjustment was made to offset the debt outstanding and the contra amount was credited to additional paid in capital. These warrants are being amortized over the remaining life of the debt.

     In August 2001 certain covenants were amended by agreement between the Company and its lenders through June 2002. In conjunction with the August 2001 agreement, required principal payments for the year ending December 31, 2002 were reduced from $9.6 million to $5.3 million. In addition, borrowing availability under the Revolver was reduced from $20 million to $15 million and the maximum interest rate on the Facility was increased from 250 basis points to 350 basis points over LIBOR. The Company incurred fees of $500,000 in connection with this amendment. In November 2001 the Senior Credit Facility was amended such that borrowing availability under the Revolver was increased to $16 million. At December 31, 2001 and 2000, borrowings of $39.8 million and $36.1 million were outstanding under the Senior Credit Facility at a weighted average interest rate of 5.18% and 8.70%, respectively. The unused portion of the Revolver at December 31, 2001 and 2000 was $300,000 and $12.7 million, respectively.

     In connection with the November 2001 amendment, the Company was required to obtain a commitment by January 31, 2002 to raise $7.0 million of Junior Capital by March 31, 2002. The Company and its lenders ultimately determined that raising Junior Capital was not a viable option under the existing market conditions at that time. Accordingly, in February 2002, the Senior Credit Facility was further amended and restated. In connection with the February 2002 agreement, certain covenant violations as of December 31, 2001 were waived and the lenders received warrants, exercisable immediately and for a period of ten years, to purchase 1,450,000 shares of common stock of the Company at $0.01 per share. In addition, lenders' existing warrants to purchase 203,949 shares of the Company's common stock at $4.90 per share were re-priced to $0.01 per share. The new and re-priced warrants were valued at $2.0 million utilizing the Black Scholes pricing method. The assumptions utilized under the Black Scholes method were 96% volatility, 1.82% riskless rate of return, no dividends and a term of six months.

     This transaction will be accounted for as an extinguishment of the existing debt and an issuance of new debt under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and Emerging Issues Task Force ("EITF") 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments. The transaction will result in an extraordinary loss in the first quarter of 2002. Included in this loss are the cost of these warrants along with the remaining unamortized bank fees ($1.9 million at December 31, 2001) and unamortized warrant valuation ($137,734 at December 31, 2001). The key provisions of the February 2002 agreement are summarized in the table below.

		(Dollars in Thousands)
	Interest Rate	Loan Commitment	Loan Amount	Principal repayment schedule (5) 2002 2003 2004			Maturity Date
Revolving Credit Loan (A-1) (1) Revolving Credit Loan (A-2) (2)	Variable Variable	$ 2,500 17,500					12/31/04 12/31/04
Term Loan A (3)	Variable		$ 10,000		$3,000	$ 7,000	12/31/04
Term Loan B-1 (4) Term Loan B-2 (4)	Fixed - 8% Fixed - 10%		8,000 6,000			8,000 6,000	12/31/04 12/31/04
		$ 20,000	$ 24,000	$ -	$3,000	$21,000
(1) Interest is paid monthly at LIBOR plus 200 to 250 basis points or prime rate plus 50 to 100 basis points.
(2) Interest is paid monthly at LIBOR plus 300 to 350 basis points or prime rate plus 150 to 200 basis points.
       Beginning March 31, 2003, the commitment is reduced by $1.0 million per quarter until the Maturity Date.
(3) Interest is paid monthly at LIBOR plus 300 to 350 basis points or prime rate plus 150 to 200 basis points.
     Principal repayments are $500,000 during the first and second quarter of 2003, $1.0 million each succeeding quarter, with the balance due at Maturity Date.
(4) Interest and principal are due and payable at the Maturity Date.
(5) Cash balances in excess of $1.0 million must be used to retire debt.

     Under SFAS No. 6, Classification of Short Term Debt Obligations Expected to be Refinanced, short term obligations refinanced prior to the issuance of the balance sheet to long term obligations are to be reclassified to long term as of the balance sheet date. Amounts under the revolving credit facility previously classified as current have been reclassified to long term at December 31, 2001.

     The following debt information is being presented gross of the above mentioned warrant valuation.

     Long-term debt consists of the following:

	2001	2000
	(In thousands)
Revolver Term loan Total long-term debt Less - current portion	$ 15,700 24,050 39,750 - $ 39,750	$ - 2 8,800 28,800 9,200 $19,600

Maturities of long-term debt are as follows:

Year Ended December 31,	Amount (In thousands)
2002 2003 2004 Total long-term debt	$ - 3,000 36,750 $39,750

8. Income Taxes:

     The provision for income taxes for the years ended December 31, 2001, 2000, and 1999 was as follows:

	2001	2000	1999
	(In thousands)
Current Federal State Foreign Total current Deferred Federal State Foreign Total deferred Totals	$ - 136 290 426 8,923 2,294 230 11,447 $ 11,873	$ 366 166 1,015 1,547 977 151 (21) 1,107 $ 2,654	$(1,271) 111 (181) (1,341) 1,647 193 (100) 1,740 $ 399

     The components of the net deferred tax asset consisted of the following at December 31, 2001 and 2000:

2001	2000
(In thousands)

Deferred tax assets (liabilities):
Difference in accounting for inventory
Accounts receivable allowances
Difference in accounting for interest
Restructuring reserve
Vacation and other accruals
Net operating loss carryforwards
Foreign tax credit carryforwards
Amortization
In-process research and development
Difference in depreciation methods
Alternative minimum tax credits
Valuation allowance
     Net deferred tax asset

$ 335 267 62 217 400 4,439 1,250 (1,526) 11,260 (1,766) 26 (14,964) $ -	$ 493 128 - - 570 426 808 (1,250) 12,286 (1,751) 30 (589) $11,151

     The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate sufficient future taxable income. Recognition of the deferred tax asset under SFAS No. 109 is based upon the probability that it is more likely than not that sufficient future taxable income will be generated. During the fourth quarter of 2001, the Company recorded a full valuation allowance for this asset.

     At December 31, 2001, the Company has federal and state net operating loss carryforwards of $12.5 million and $10.8 million, respectively. The federal net operating loss carryforwards expire in 2021. The state net operating loss carryforwards begin to expire in 2003. In addition, the Company has foreign tax credit carryforwards of approximately $1.3 million at December 31, 2001, which begin to expire in 2003. The entire amounts of the federal and state net operating loss carryforwards are offset by a valuation allowance at December 31, 2001.

     The analysis of the variance of income taxes as reported from income taxes compiled at the U.S. statutory federal income tax rate for continuing operations is as follows:

	2001	2000	1999
	(In thousands)
Income taxes at U.S. statutory rate of 34% State income taxes Benefit of foreign sales corporation Foreign investments and taxes Valuation allowance Other, net	$ (3,302) 1,604 - 516 13,166 (111) $ 11,873	$ 2,189 209 (113) 210 - 159 $ 2,654	$ 366 177 (91) (87) - 34 $ 399

9. Commitments and Contingencies:

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

Leases:

     The Company leases office and production facilities in Peabody, Massachusetts, Yokohama, Japan, and Phoenix, Arizona and leases distribution and a technical sales support facility in Northhampton, England. The Company also leases a building in South Bend, Indiana that is now substantially idle. The Company is currently attempting to sublease this space. These rentals are subject to escalation in real estate taxes and operating expenses. Rental expense for the years ended December 31, 2001, 2000, and 1999 was $1.2 million, $1.1 million and $1.1 million, respectively.

     Minimum future rental commitments under leases with remaining terms in excess of one year are approximately as follows:

Year Ended December 31,	Amount
(In thousands)
2002 2003 2004 2005 2006 Thereafter	$ 941 785 531 516 522 1,697

10. Stockholders Equity:

Stock Options:

     Directors Stock Plan

     The Company's 1996 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on January 30, 1996 and thereafter by the Company's stockholders. Under the Directors Stock Plan, commencing with the 1997 annual meeting of stockholders, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") who has not previously been granted an option to purchase shares of Common Stock will be granted, on the thirtieth day after such meeting, an option to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, on the thirtieth day after such meeting held no earlier than six months after initial election, each outside director will be granted an option at each annual meeting of stockholders to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 36,000 shares of Common Stock are available for awards under the Directors Stock Plan. Each option shall vest 6 months after, and expire 10 years from, the date of grant of such option. As of December 31, 2001, 15,000 shares of the Company's common stock were available for future grants and all of the 21,000 options which are outstanding under the 1996 Directors Stock Plan were exercisable. No options may be granted under the Directors Stock Plan after January 29, 2006.

     1996 Stock Plan

     The Company's 1996 Stock Plan was approved by the Board of Directors on January 30, 1996, and thereafter by the Company's stockholders. The 1996 Stock Plan provides for the grant or award of stock options, restricted stock and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1996 Stock Plan may be either incentive stock options or non-qualified options. The 1996 Stock Plan is administered by the Compensation Committee. Subject to the provisions of the 1996 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. While the Committee determines the prices at which options and other Awards may be exercised under the 1996 Stock Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 324,000. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. As of December 31, 2001, 93,250 shares of the Company's common stock were available for future grants and 126,250 of the 219,000 options which are outstanding under the 1996 Stock Plan were exercisable. No awards may be made under the 1996 Stock Plan after January 29, 2006.

     1992 Stock Option Plan

     The Company's 1992 Stock Option Plan as amended on January 30, 1996 provided for the grant or award of stock options, which may be either incentive stock options or non-qualified stock options to key employees and directors. The Compensation Committee administers the 1992 Stock Option Plan. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 954,000. As of December 31, 2001, 36,000 shares of the Company's common stock were available for future grants and all 171,750 options which are outstanding under the 1992 Stock Option Plan are exercisable. Awards may no longer be made under the 1992 Stock Option Plan.

     The following table summarizes the transactions from these plans:

Options	Weighted Average exercise price

Options outstanding at December 31, 1998
Options exercised
Options canceled
Options granted
Options outstanding at December 31, 1999
Options exercised
Options canceled
Options granted
Options outstanding at December 31, 2000
Options exercised
Options canceled
Options granted
Options outstanding at December 31, 2001

634,850 (115,000) (19,500) 153,000 653,350 (90,350) (133,750) 69,500 498,750 (110,000) (59,000) 82,000 411,750	$ 4.74 1.19 16.78 8.39 5.86 1.30 12.91 6.21 4.84 1.46 8.97 3.85 4.96

     Summarized information about stock options outstanding at December 31, 2001 is as follows:

Exercisable
Range of Exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.15 1.54-2.08 2.40 3.75 4.65-5.88 7.88-8.38 8.88-9.38 11.00 16.13-18.50 21.50	106,750 65,000 27,500 3,000 97,500 63,000 15,000 3,000 28,000 3,000 411,750	1.12 3.31 9.75 8.50 8.65 7.66 8.92 7.42 8.29 8.08	$ 1.15 1.57 2.40 3.75 5.21 8.22 9.51 11.00 16.91 21.50	106,750 65,000 6,875 3,000 46,125 48,500 10,500 3,000 26,250 3,000 319,000	$ 1.15 1.57 2.40 3.75 5.30 8.22 9.33 11.00 16.95 21.50

     For the years ended December 31, 2001, 2000, and 1999, options to purchase 319,000, 393,500, and 504,851 shares, at weighted average exercise prices of $4.81, $4.06, and $4.11, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through October 19, 2004.

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

     Supplemental Disclosure for Stock Based Compensation:

     The Company has three stock-based compensation plans, which are described above. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

	2001			2000			1999
	Net loss	Net loss per share Basic Diluted		Net income	Net income per share Basic Diluted		Net income	Net income per share Basic Diluted
As reported Pro forma	($ 21,583) ($ 21,978)	($2.43) ($2.47)	($2.43) ($2.47)	$ 3,783 $ 3,534	$ 0.44 $ 0.41	$ 0.42 $ 0.39	$ 679 $ 323	$ 0.08 $ 0.04	$ 0.08 $ 0.04

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999
Dividend yield Expected volatility Risk free interest rate Expected life (years)	None 72.44% 3.7% 5.0	None 119.3% 5.0% 5.0	None 81.6% 5.62% 5.0

     Weighted average fair value of options granted at fair value at date of grant:

1999 2000 2001	$ 6.26 $ 5.44 $ 3.07

     The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. Additional awards in future years are anticipated.

11. Profit Sharing Plan:

     The Company has Employee Savings and Profit Sharing Plans (the "Plans") under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, after reaching the applicable service level, are eligible to participate in the Plans. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount, plus a matching amount provided by the Company, is contributed to the Plan. Company contributions to the Plans for the years ended December 31, 2001, 2000, and 1999 amounted to $249,299, $235,509 and $210,170 respectively.

12. Employee Stock Purchase Plan:

     During 1998, the stockholders of the Company approved the 1998 Employee Stock Purchase Plan (the "1998 Employee Stock Purchase Plan") covering 80,000 shares of the Company's Common Stock. All employees who have completed twelve months of employment, except for those employees who possess at least 5% of the voting power of the Company's Common Stock are entitled, through payroll deductions of amounts up to 10% of his or her salary, to purchase shares of the Company's Common Stock at the lesser of 85% of the market price at the offering date or the offering termination date. During the years 2001, 2000, and 1999, 11,948, 9,737 and 7,053 shares were issued, respectively, leaving 51,262 shares available for future issuance.

13. Restructuring Charges:

     During the third quarter of 2001 the Company's senior management approved plans to close the South Bend, Indiana manufacturing plant. The plant closure resulted in the Company's eliminating 39 positions from all levels and vacating approximately 50,000 square feet of space. Management has estimated the plant closure will result in annualized savings of $1.7 million. The Company recorded a restructuring charge of $773,000 for employee-related costs of $134,000 and vacation of leased space of $639,000. The Company also wrote off $235,000 of obsolete South Bend inventory through cost of sales. In addition, the Company wrote off $727,000 of equipment and improvements that were abandoned. The plant closure is substantially complete and as of December 31, 2001 the balance of accrued restructuring charges is $556,000. Amounts accrued in this balance are primarily rent and other facility - related costs and are expected to be paid during the nine month period ended September 30, 2002.

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

14. Significant Customers:

     One customer accounted for approximately 18%, 21% and 18% of the Company's net sales in 2001, 2000 and 1999, respectively. At December 31, 2001, the Company has two customers that each constitute 11% of the Company's gross accounts receivable balance and at December 31, 2000, the Company had no customers that constituted at least 10% of its gross accounts receivable.

15. Segment Information:

     The Company designs, manufactures and markets electronic connectors for use in Semiconductor burn-in applications, industrial equipment and avionics. The Company has two principal businesses: Semiconductor burn-in segment and industrial and avionics segment. Each of these is a business segment with its respective financial performance detailed in this report. Net income of the two principal businesses excludes the effects of special charges and gains. The results for Semiconductor burn-in include the effects of royalty revenues from IC package-related cross-license agreements. Business assets are the owned or allocated assets used by each business. Included in corporate activities are general corporate expenses, net of elimination of inter-segment transactions, which are generally intended to approximate market prices. Assets of corporate activities include cash, corporate equipment and improvements, net.

	2001	2000	1999
(in thousands)
Sales: Industrial/Avionics Semiconductor burn-in Totals	$ 19,072 17,543 $ 36,615	$ 19,516 42,441 $ 61,957	$ 18,385 33,453 $ 51,838
Net income(loss): Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 1,563 (23,182) 36 $ (21,583)	$ 2,477 1,336 (30) $ 3,783	$ 2,528 (1,832) (17) $ 679
Assets: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 8,289 76,390 2,158 $ 86,837	$ 9,255 86,976 12,882 $ 109,113	$ 9,269 90,004 15,513 $ 114,786
Equipment and improvements: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 9,780 22,575 1,591 $ 33,946	$ 8,588 21,920 1,608 $ 32,116	$ 7,829 19,763 1,497 $ 1,497
Additions: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 641 2,551 15 $ 3,207	$ 725 2,208 104 $ 3,037	$ 603 2,547 553 $ 3,703
Depreciation: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 927 3,589 294 $ 4,810	$ 1,031 3,549 305 $ 4,885	$ 965 3,199 151 $ 4,315
Intangible assets: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ - 75,167 - $ 75,167	$ - 75,167 - $ 75,167	$ - 75,167 - $ 75,167
Amortization: Industrial/Avionics Semiconductor burn-in Corporate activities Total	$ - 4,190 - $ 4,190	$ - 4,190 - $ 4,190	$ - 4,190 - $ 4,190

     The following geographic area data include trade revenues based on product shipment destination and royalty payor per location, and property, plant and equipment based on physical location:

Geographic area net trade revenue : United States Japan Singapore Rest of world Totals	$ 29,346 1,474 927 4,868 $ 36,615	$ 48,311 3,006 6,846 3,794 $ 61,957	$ 38,650 3,250 5,251 4,687 $ 51,838
Geographic area equipment and improvements: United States Japan Totals	$ 28,214 5,732 $ 33,946	$ 27,373 4,743 $ 32,116	$ 24,975 4,114 $ 29,089

16. Summarized Quarterly Financial Data (Unaudited):

For the Three Months Ended
	Mar 31,	Jun 30,	Sep 29,	Dec 31,
(In thousands, except per share data)
2001 Net sales Gross profit Net income (loss) Earnings (loss) per share: Basic Diluted	$ 14,461 6,327 427 $ 0.05 $ 0.05	$ 9,266 2,564 (1,811) $ (0.20) $ (0.20)	$ 6,886 1,273 (3,666) $ (0.41) $ (0.41)	$ 6,002 1,164 (16,533) $ (1.85) $ (1.85)

For the Three Months Ended
	Apr 1,	Jul 1,	Sep 30,	Dec 31,
(In thousands, except per share data)
2000 Net sales Gross profit Net income Earnings per share: Basic Diluted	$ 13,905 6,183 322 $ 0.04 $ 0.04	$ 14,330 6,757 735 $ 0.09 $ 0.08	$ 16,130 7,369 1,179 $ 0.14 $ 0.13	$ 17,592 8,158 1,547 $ 0.18 $ 0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

                None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Set forth below are the executive officers of the Company and their ages as of December 31, 2001 and positions held with the Company, as follows:

Name	Age	Position
John L. Dwight, Jr.	57	Chairman of the Board, Chief Executive Officer, President and Director
John T. Doyle	41	Vice President and General Manager, PCD Industrial/Avionics Division
Jeffrey A. Farnsworth	55	Vice President and General Manager, Wells-CTI - USA
John J. Sheehan III	45	Vice President, Finance and Administration, Chief Financial Officer, and Treasurer

     Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when he purchased a controlling interest in PCD. Mr. Dwight was previously Vice President - International of Burndy Corporation, an electronic connector manufacturer. Mr. Dwight has 29 years of management and operating experience in the connector industry.

     Mr. Doyle rejoined PCD as Vice President and General Manager, Industrial/Avionics Division in August 1999. From January 1996 to July 1999, Mr. Doyle held various positions with Thomas & Betts including Vice President -Worldwide Engineering, VP/GM - Communications Division and VP/GM - Automotive Division. From August 1992 to January 1996, he held positions at Amphenol Corp., RF/Microwave Division as Director of Engineering and Director of Operations. Prior to August 1992, he was VP - Engineering & Quality Assurance at PCD. Mr. Doyle has 19 years of experience in the connector industry.

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

Directors

     For information with respect to the Directors of the Company, see "Election of Directors" in the Proxy Statement (the "2002 Proxy Statement") for the PCD Inc. 2002 Annual Meeting of Stockholders, which portion of the Proxy Statement is incorporated herein by reference.

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

     Based solely on a review of the copies of such forms and amendments thereto received by the Company, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 2001 all Section 16(a) filing requirements applicable to its officers, directors and shareholders were met.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption Executive Compensation in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption Security Ownership Of Management and Principal Stockholders in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a) Documents Filed as a part of the Form 10-K Report

     1) Financial Statements

PCD INC.
     DECEMBER 31, 2001 and 2000
     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 2001 and 2000
     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements

PAGE 24 25 26 27 28 29

     2) The Report of Independent Accountants on the Financial Statement Schedule and the schedule listed below are filed as part of this annual report on Form 10-K.

PAGE
Report of Independent Accountants of Financial Statement Schedule S-1 Schedule II - Valuation and Qualifying Accounts S-2	S-1 S-2

     3) Listing of Exhibits

     Copies of all exhibits to this Form 10-K (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to John J. Sheehan III, PCD Inc., 2 Technology Drive, Centennial Park, Peabody, MA 01960.

2.1(4)	-	Share Purchase Agreement among UL America, Inc., Wells Electronics, Inc. and PCD Inc. dated as of November 17, 1997.
2.2 (7)	-	Undertaking to Furnish Copies of Omitted Schedules to Share Purchase Agreement dated as of November 17, 1997.
3.1(1)	-	Restated Articles of Organization of Registrant effective March 22, 1996.
3.2(1)	-	By-Laws of Registrant, as amended, effective April 1, 1996.
4.1(1)	-	Articles 3, 4, 5 and 6 of the Restated Articles of Organization of Registrant (included in Exhibit 3.1).
4.2(1)	-	Specimen Stock Certificate.
10.1(1)	-	Lease dated June 29, 1987, between Centennial Park Associates Realty Trust II and the Company, for premises located at Two Technology Drive, Centennial Park, Peabody, Massachusetts.
10.2(1)	-	Lease dated May 1995, between CMD Southwest Four and CTi Technologies, Inc., for premises located at 2102 W. Quail Avenue, Phoenix, Arizona.
10.3(1)	-	Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
10.4(1)	-	Registrant's 1996 Stock Plan and superseded forms of stock option agreement.
10.5(1)	-	Registrant's 1996 Eligible Directors Stock Plan and superseded form of stock option agreement.
10.6(1)	-	April 2, 1985 Stock Purchase Agreement and Amendment to Stock Purchase Agreement dated March 31, 1983.
10.7(1)	-	Letter of Agreement dated September 18, 1995, between International Assemblers, Inc. and CTi Technologies, Inc.
44
10.8(2)	-	Third Amendment to lease agreement dated as of June 25, 1996, between the Company and Centennial Park Associates Limited Partnership III.
10.9(3)	-	Form of option agreements for the 1996 Stock Plan.
10.10(3)	-	Form of option agreement for the 1996 Eligible Directors Stock Plan.
10.11(4)	-	Stock Pledge Agreement between PCD Inc. and Fleet National Bank dated as of December 26, 1997.
10.12(4)	-	Stock Pledge Agreement between Wells Electronics, Inc. and Fleet National Bank dated as of December 26, 1997.
10.13(5)	-	Second Amendment to lease agreement dated July 15, 1993, between Centennial Park Associates Limited Partnership III and the Company.
10.14(5)	-	Lease dated September 21, 1995, between Blackthorn Area Partners and Wells Electronics, Inc., for premises located at 52940 Olive Road, South Bend, Indiana.
10.15(5)	-	Amendment dated May 16, 1997 to Lease dated September 21, 1995, between Blackthorn Area Partners and Wells Electronics, Inc., for premises located at 52940 Olive Road, South Bend, Indiana.
10.16(5)	-

Sublease dated October 10, 1992, between Daiwa House Kogyo Co., Ltd. and Wells Japan, Ltd. for premises located at Paleana Building 2-2-15, Shin-Yokahama, Kohuku-Ku, Yokohama, Japan (English translation).

10.17(5)	-	Management Incentive Plan.
10.18(6)	-	Registrant's Employee Stock Purchase Plan.
10.19(6)	-	Form of option agreement for the 1998 Employee Stock Purchase Plan.
10.20(8)	-	Executive Separation Benefits Plan effective March 6, 2000.
10.21(9)	-	Amended 1996 Eligible Directors Stock Plan.
10.22(9)	-	Amended lease dated January 2000, between CMD Southwest Four and WELLS-CTI USA, for premises located at 2102 W. Quail Avenue, Phoenix, Arizona
10.23(10)	-	Amended and Restated Loan Agreement between PCD Inc. and Fleet National Bank dated as of February 27, 2002.
10.24(10)	-	Warrant Purchase Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.25(10)	-	Amended and Restated Registration Rights Agreement between PCD Inc. and Fleet National Bank dated as of February 27, 2002.
10.26(10)	-	Form of Warrant issued to Fleet National Bank and other lenders dated as of February 27, 2002.
10.27(10)	-	Form of Replacement Warrant issued to Fleet National Bank and other lenders dated as of February 27, 2002.
10.28(10)	-	Amended and Restated Patent Collateral Assignment and Security Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.29(10)	-	Amended and Restated Patent Collateral Assignment and Security Agreement from Wells-CTI, Inc. to Fleet National Bank dated as of February 27, 2002.
10.30(10)	-	Amended and Restated Patent Collateral Assignment and Security Agreement from Wells-CTI KK to Fleet National Bank dated as of February 27, 2002.
10.31(10)	-	Amended and Restated Security Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.32(10)	-	Amended and Restated Security Agreement from Wells-CTI, Inc. to Fleet National Bank dated as of February 27, 2002.
10.33(10)	-	Amended and Restated Security Agreement from Wells-CTI KK to Fleet National Bank dated as of February 27, 2002.
10.34(10)	-	Amended and Restated Trademark Collateral Security Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.35(10)	-	Amended and Restated Trademark Collateral Security Agreement from Wells-CTI, Inc. to Fleet National Bank dated as of February 27, 2002.
10.36(10)	-	Amended and Restated Trademark Collateral Security Agreement from Wells-CTI KK to Fleet National Bank dated as of February 27, 2002.
21.1	-	Subsidiaries of the Registrant
23.1	-	Consent of PricewaterhouseCoopers LLP.
_________

          (1) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no.
          333-1266), as filed on February 12, 1996 and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

(2) A copy has been previously filed with the Company's annual report on Form 10-K (Commission file no.
0-27744), as filed on March 28, 1997, and is incorporated in this document by reference.

(3) A copy has been previously filed with the Company's quarterly report on Form 10-Q (Commission file no.
0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(4) A copy has been previously filed with the Company's current report on Form 8-K (Commission file no.
0-27744), as filed on January 9, 1998, and as amended on March 11 and 24, 1998 and April 20, 1998 and is incorporated in this document by reference.

(5) A copy has been previously filed with the Company's registration statement on form S-1 (Registration no.
333-46137), as filed on February 12, 1998 and as amended on March 20, 1998 and April 13, 1998 and is incorporated in this document by reference.

(6) A copy has been previously filed with the Company's registration statement on Form S-8 (Registration no.
333-57805), as filed on June 26, 1998, and is incorporated in this document by reference.

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

(9) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no. 0-27744), as filed on March 12, 2001, and is incorporated in this document by reference.

(10) A copy has been previously filed with the Company's current report on Form 8-K (Commission file no. 0-27744), as filed on March 13, 2002, and is incorporated in this document by reference.

Management Contracts and Compensatory Plans
10.3(1)	-	Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
10.4(1)	-	Registrant's 1996 Stock Plan and superceded forms of stock option agreement.
10.5(1)	-	Registrant's 1996 Eligible Directors Stock Plan and superceded form of stock option agreement.
10.9(3)	-	Form of option agreements for the 1996 Stock Plan.
10.10(3)	-	Form of option agreement for the 1996 Eligible Directors Stock Plan.
10.17(5)	-	Management Incentive Plan.
10.18(6)	-	Registrant's Employee Stock Purchase Plan.
10.19(6)	-	Form of option agreement for the 1998 Employee Stock Purchase Plan.
10.20(8)	-	Executive Separation Benefits Plan effective March 6, 2000.
10.21(9)	-	Amended 1996 Eligible Directors Stock Plan.

__________

          (1) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no.
          333-1266), as filed on February 12, 1996 and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

          (3) A copy has been previously filed with the Company's quarterly report on Form 10-Q (Commission file no.
          0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(5) A copy has been previously filed with the Company's registration statement on form S-1 (Registration no.
333-46137), as filed on February 12, 1998 and as amended on March 20, 1998 and April 13, 1998 and is incorporated in this document by reference.

(6) A copy has been previously filed with the Company's registration statement on Form S-8 (Registration no.
333-57805), as filed on June 26, 1998, and is incorporated in this document by reference.

(8) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no. 0-27744), as filed on March 17, 2000, and is incorporated in this document by reference.

(9) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no. 0-27744), as filed on March 12, 2001, and is incorporated in this document by reference.

(b) Reports on Form 8-K

     On November 27, 2001, the Company filed a report on Form 8-K detailing the Company's amendment No. 7 to its loan agreement with Fleet National Bank and its co-lenders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2002	By: /s/ John L. Dwight, Jr. John L. Dwight, Jr. Chairman of the Board, President and Chief Executive Officer.

POWER OF ATTORNEY AND SIGNATURES

     Each person whose signature appears below hereby authorizes and appoints John L. Dwight, Jr. and John J. Sheehan III, and each of them, with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Form 10-K for the fiscal year ended December 31, 2001. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates, indicated.

Dated: March 15, 2002	By: /s/ John L. Dwight, Jr. John L. Dwight, Jr. Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: March 15, 2002	/s/ John J. Sheehan III John J. Sheehan III Vice President - Finance and Administration, Chief Financial Officer, and Treasurer (principal financial and accounting officer)
Dated: March 15, 2002	/s/ Jerome D. Brady Jerome D. Brady Director
Dated: March 15, 2002	/s/ John E. Stuart John E. Stuart Director
Dated: March 15, 2002	/s/ James D. Switzer James D. Switzer Director
Dated: March 15, 2002	/s/ Theodore C. York Theodore C. York Director

REPORT OF INDEPENDENT ACCOUNTANTS

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders of PCD Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 28, 2002, appearing in Item 8 in this Form 10-K also included an audit of the financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2002

S - 1

PCD INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED 2001, 2000 AND 1999 (In Thousands)
	Balance at Beginning of Year	Additions Charged to Costs & Expenses[1]	Deductions	Balance at End of Year
Year ended December 31, 2001, Allowance for doubtful accounts Inventory reserves Deferred tax asset	$ 347 $ 1,247 $ 11,151	$ 372 $ 741 $ -	$ 28 $ 1,074 $ 11,151	$ 691 $ 914 $ -
Year ended December 31, 2000, Allowance for doubtful accounts Inventory reserves Deferred tax asset	$ 367 $ 1,235 $ 12,258	$ 33 $ 2,362 $ -	$ 53 $ 2,350 $ 1,107	$ 347 $ 1,247 $ 11,151
Year ended December 31, 1999, Allowance for doubtful accounts Inventory reserves Deferred tax asset	$ 319 $ 1,124 $ 14,192	$ 51 $ 701 $ -	$ 3 $ 590 $ 1,934	$ 367 $ 1,235 $ 12,258

                     1 Additions in 2001 to allowance for doubtful accounts include $330,000 reclassification from Warranty expense.

S - 2