Form 10-Q
period 2002-03-30
PCD INC
filed 2002-05-10
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X    No

Number of shares of common stock, $0.01 par value, outstanding at May 1, 2002: 8,944,905.

PCD INC. TABLE OF CONTENTS

Page

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

3 11 13
PART II. OTHER INFORMATION Item 1. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders Item 6. Exhibits and Reports on Form 8-K	14 14 14
Signatures	15

PCD Inc.

FORM 10-Q

FOR THE QUARTER ENDED

MARCH 30, 2002

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the semiconductor industry which is currently experiencing a severe downturn; the Company's ability to generate sufficient revenue to meet its debt covenants and to fund its working capital, capital expenditure and debt payment requirements; fluctuations in demand for the Company's products; the Company's dependence on its principal customers and independent distributors, international sales and operations; rapid technological evolution in the electronics industry, continued ability to meet NASDAQ National Market listing requirements and the like. The Company's most recent filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, contain additional information concerning such risk factors, and copies of these filings are available from the Company upon request and without charge.

PCD INC. CONSOLIDATED BALANCE SHEETS (Condensed and unaudited) (In thousands, except share data)

ASSETS	3/30/02	12/31/01
Current assets: Cash and cash equivalents Accounts receivable, net Income tax refund receivable Inventory Prepaid expenses and other current assets Total current assets	$ 701 4,026 2,700 6,020 538 13,985	$ 543 4,010 - 6,047 669 11,269
Equipment and improvements: Equipment and improvements Accumulated depreciation Equipment and improvements, net	34,135 21,639 12,496	33,946 20,445 13,501
Goodwill, net Intangible assets, net Debt financing fees Other assets	36,839 9,084 238 1,467	49,339 9,343 1,897 1,488
Total assets	$ 74,109	$ 86,837
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Current portion of long-term debt Accounts payable - trade Accrued liabilities Total current liabilities	$ 500 1,673 3,347 5,520	$ - 1,877 4,205 6,082
Long-term debt, revolver Long-term debt, term loan	17,730 23,500	15,700 23,912
Accumulated other comprehensive loss Stockholders' equity	(59) 27,418	(47) 41,190
Total liabilities and stockholders' equity	$ 74,109	$ 86,837

The accompanying notes are an integral part of the consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF INCOME (Condensed and unaudited) (In thousands, except per share data)
Quarter Ended
	3/30/02	3/31/01

Net sales
Cost of sales
  Gross profit
Operating expenses
Amortization of goodwill and other intangibles
  Income (loss) from operations
Interest expense / (other income/expense), net
Income (loss) before income taxes,
  extraordinary loss on debt extinguishment and
  cumulative effect of change in accounting principle
Provision (benefit) for income taxes
Net income before
  extraordinary loss on debt extinguishment and
  cumulative effect of change in accounting principle
Extraordinary loss on debt extinguishment
Cumulative effect of change in accounting principle
  Net income (loss)

	$ 6,143 4,952 1,191 2,321 277 (1,407) 771 (2,178) (2,700) 522 3,867 12,500 $(15,845)	$14,461 8,134 6,327 3,353 1,048 1,926 1,040 886 459 427 - - $ 427

Net income (loss) per share, basic:
  Net income before
    extraordinary loss on debt extinguishment and
    cumulative effect of change in accounting principle
  Extraordinary loss on debt extinguishment
  Cumulative effect of change in accounting principle
    Net income (loss) per share

	$ 0.06 (0.43) (1.40) $ (1.77)	$ 0.05 - - $ 0.05

Net income (loss) per share, diluted:
  Net income before
    extraordinary loss on debt extinguishment and
    cumulative effect of change in accounting principle
  Extraordinary loss on debt extinguishment
  Cumulative effect of change in accounting principle
    Net income (loss) per share

	$ 0.06 (0.43) (1.40) $ (1.77)	$ 0.05 - - $ 0.05
Weighted average number of shares outstanding: Basic Diluted	8,938 8,938	8,823 9,133

The accompanying notes are an integral part of the consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed and unaudited) (In thousands)
Quarter Ended
	3/30/02	3/31/01

Cash flows from operating activities:
  Net income (loss)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation
    Amortization
    Deferred taxes
    Impairment of goodwill
    Loss on debt extinguishment
    Changes in operating assets and liabilities:
      Accounts receivable
      Income tax refund receivable
      Inventory
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Accrued liabilities
        Net cash provided by (used in) operating activities

	$ (15,845) 1,231 453 - 12,500 3,867 (22) (2,700) 13 170 - (197) (774) (1,304)	$ 427 1,219 1,220 (25) - - 1,901 - (725) 111 17 (672) (896) 2,577
Cash flows from investing activities: Capital expenditures Net cash used in investing activities	(272) (272)	(1,156) (1,156)

Cash flows from financing activities:
  Borrowings of short-term debt
  Payments of long-term debt
  Deferred financing and loan amendment fees
  Exercise of common stock options
        Net cash provided by (used in) financing activities

	1,980 - (247) - 1,733	1,150 (2,300) (122) 49 (1,223)
Net increase in cash Effect of exchange rate on cash Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	157 1 543 $ 701	198 (143) 837 $ 892

 The accompanying notes are an integral part of the consolidated financial statements

PCD Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(March 30, 2002 Unaudited)

Note 1. INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

Note 2. NET INCOME (LOSS) PER SHARE

     The following tables reconcile net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the periods ended March 30, 2002 and March 31, 2001:

	Net Income (Loss)	Shares	Per Share Amount
For the period ended March 30, 2002 Basic and diluted loss	$(15,845,000)	8,937,648	$ (1.77)
For the period ended March 31, 2001 Basic earnings Assumed exercise of options (treasury method) Diluted earnings	$ 427,000 - $ 427,000	8,823,459 309,152 9,132,611	$ 0.05 - $ 0.05

Potential common stock shares of 615,888 and 140,500 for the quarters ended March 30, 2002 and March 31, 2001, respectively, have been excluded from the calculation of EPS, as their inclusion would be anti-dilutive.

Note 3. INVENTORY

Inventory consisted of the following:

	3/30/02	12/31/01
(In thousands)
Raw materials and finished subassemblies Work in process Finished goods Total	$4,876 111 1,033 $6,020	$5,069 14 964 $6,047

Note 4. COMPREHENSIVE INCOME/(LOSS)

     Our only other comprehensive income (loss) is foreign currency translation adjustments. For the three months ended March 30, 2002 and March 31, 2001, our total comprehensive income (loss) was as follows:

Three Months Ended
	3/30/02	3/31/01
(In thousands)
Net earnings (loss) Other comprehensive income/(loss), net Total comprehensive earnings (loss)	$(15,845) (12) $(15,857)	$ 427 43 $ 470

Note 5. LITIGATION:

     The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and on the advice received from legal counsel, it is our opinion that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations or its consolidated cash flows.

Note 6. TAX REFUND:

     A provision of the Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002, allows companies to carry back their 2001 and 2002 tax operating losses for a period of five years instead of two. The legislation allowed us to carry back tax losses from 2001 to offset taxable income in 1996 and 1997, resulting in an expected refund of $2.7 million. We recorded a tax benefit and receivable for this amount in the current quarter.

Note 7. EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT:

     In February 2002, the Senior Credit Facility was amended and restated. In connection with the February 2002 agreement, the lenders received warrants, exercisable immediately and for a period of ten years, to purchase 1,450,000 shares of common stock of the Company at $0.01 per share. In addition, lenders' existing warrants to purchase 203,949 shares of the

Company's common stock at $4.90 per share were re-priced to $0.01 per share. The new and re-priced warrants were valued at $2.0 million utilizing the Black Scholes pricing method. The assumptions utilized under the Black Scholes method were 96% volatility, 1.82% riskless rate of return, no dividends and a term of six months.

     We accounted for this transaction as an extinguishment of the existing debt and issuance of new debt under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force ("EITF") No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments. This transaction resulted in an extraordinary loss in the amount of $3.9 million. Included in this loss is the cost of the repriced warrants and the new warrants issued to the lenders ($2.0 million), unamortized bank fees on the old debt ($1.7 million) and the remaining unamortized bank warrant ($125,000).

Note 8. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

     During the quarter ended March 30, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

     A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company completed the transitional impairment test and has recorded a goodwill impairment charge of $12,500,000, related to our semiconductor burn-in segment as a cumulative effect of change in accounting principle in the first quarter of 2002.

     The following is a rollforward of our goodwill balance (which has all been allocated to our semiconductor burn-in segment) from December 31, 2001 to March 30, 2002:

Goodwill	(In thousands)
Balance at December 31, 2001 Impairment losses during the period Balance at March 30, 2002	$ 49,339 (12,500) $ 36,839

     Amortized intangible assets consisted of the following:

	3/31/02	12/31/01
(In thousands)
Trademarks Patents Total Accumulated amortization Net amortized intangible assets	$ 10,384 3,109 13,493 (4,409) $ 9,084	$10,384 3,109 13,493 (4,150) $ 9,343

     Aggregate amortization expense for the period was $259,000. Amortization is estimated to be $1,036,000 per year for 2002 and 2003 and $519,000 per year for the succeeding 14 years.

     The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the quarter ended March 31, 2001:

Earnings per share
	Earnings	Basic	Diluted
(In thousands)
Reported net income Goodwill amortization, net of taxes Adjusted net income	$ 427 372 $ 799	$0.05 0.04 $0.09	$0.05 0.04 $0.09

Note 9. SEGMENT INFORMATION:

Three Months Ended
	3/30/02	3/31/01
(In thousands)
Sales: Industrial/Avionics Semiconductor Burn-in Totals	$ 3,475 2,668 $ 6,143	$ 5,035 9,426 $14,461
Net income (loss): Industrial/Avionics Semiconductor Burn-in Corporate activities Totals	$ 290 (14,829) (1,306) $(15,845)	$ 523 (30) (66) $ 427
Assets: Industrial/Avionics Semiconductor Burn-in Corporate activities Totals	3/30/02 $ 7,822 61,502 4,785 $ 74,109	12/31/01 $ 8,289 76,390 2,158 $86,837

Note 10. RESTRUCTURING CHARGE:

During the third quarter of 2001 the Company's senior management approved plans to close the South Bend, Indiana manufacturing plant. The plant closure resulted in the Company's eliminating 39 positions from all levels and vacating approximately 50,000 square feet of space. Management has estimated the plant closure will result in annualized savings of $1.7 million. The Company recorded a restructuring charge of $773,000 for employee-related costs of $134,000 and vacation of leased space of $639,000. The Company also wrote off $235,000 of obsolete South Bend inventory through cost of sales. In addition, the Company wrote off $727,000 of equipment and improvements that were abandoned. The Company has incurred charges of $135,000 for severance payments and $196,000 for facility related costs. The plant closure is substantially complete and as of March 30, 2002 the balance of accrued restructuring charges is $442,000. Amounts accrued in this balance are primarily rent and other facility - related costs and are expected to be substantially paid by September 30, 2002.

Note 11. STOCK OPTION EXCHANGE PROGRAM:

In April 2002, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees have until May 21, 2002 to make an election to cancel their outstanding stock options under the 1996 Stock Plan, in exchange for an equal number of new nonqualified stock options to be granted under the same plan. The Program is not available to the Company's chief executive officer or directors and does not apply to options under the 1992 Stock Option Plan. Approximately 35 employees holding options for 213,000 shares under the 1996 Stock Plan are eligible to participate in the Program. The new stock options which will be granted on November 26, 2002 or later at a price equal to 100% of the then fair market value and will have a ten-year term, and vesting will be consistent with that of their currently outstanding options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS QUARTER ENDED MARCH 30, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001

Net Sales. Net sales of $6.1 million for the quarter ended March 30, 2002 decreased by $8.3 million or 58% from net sales of $14.5 million during the prior year quarter. Net sales of $2.6 million in the semiconductor burn-in socket product lines were down $6.8 million or 72% from the prior year quarter due to continued weak demand from semiconductor manufacturers. Industrial/Avionics division net sales were $3.5 million, down $1.6 million or 31% from the prior year. This decrease was due primarily to decreased demand from aircraft manufacturers. Sales orders of $6.4 million during the quarter ended March 30, 2002 were up $596,000 or 10% from the fourth quarter of 2001.

Gross Profit. Gross profit was $1.2 million for the quarter ended March 30, 2002 as compared with $6.3 million during the prior year quarter. As a percentage of net sales, gross profit was 19% during the quarter as compared with 44% during the prior year. The decrease from last year was due to lower sales volume together with a product sales mix shift from higher-margin semiconductor burn-in sockets to industrial/avionics products. The negative impacts of lower sales volume and product mix shift on our gross profit margin were partially offset by the positive impact of manufacturing expense decreases of $700,000 from the prior year. These decreases were due primarily to cost reductions implemented due to the restructuring of our Wells-CTI division in 2001.

Operating Expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses of $2.3 million during the quarter ended March 30, 2002 were down approximately $1.0 million from the prior year. Of this decrease, $100,000 was due to lower selling expenses directly attributed to lower sales volume and the remaining decrease was due primarily to cost reductions implemented due to restructuring of our Wells-CTI division during 2001.

Interest Expense and Other Income, Net. Interest expense and other income, net during the quarter ended March 30, 2002 was $0.8 million compared with $1.0 million during the prior year quarter. Interest expense for the quarter was $777,000, down from $909,000 during the prior year. The reduction in interest expense was due to lower interest rates in 2002 and the effect of our debt restructuring in February 2002.

Extraordinary Loss. In connection with our debt restructuring, we recognized a non-cash charge of $3.9 million during the quarter ended March 30, 2002. The charge consists of $2.0 million of valuation on new and re-priced warrants as well as $1.9 million of unamortized bank fees and previous warrant valuation.

Amortization of Goodwill and Other Intangibles and Cumulative Effect of Change in Accounting Principle. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, on January 1, 2002. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company completed the transitional impairment test and has recorded a goodwill impairment charge of $12.5 million, related to our semiconductor burn-in segment as a cumulative effect of change in accounting principle in the first quarter of 2002. Amortization of $277,000 during the quarter ended March 30, 2002 consists of amortization of other intangible assets, principally patents and trademarks.

Provision (Benefit) For Income Taxes. During the quarter ended March 30, 2002 we recognized a tax benefit of $2.7 million resulting from recent legislation that extended the tax loss carry back period for 2001 and 2002 tax years from two to five years. The $2.7 million benefit consists entirely of an anticipated tax refund. The provision for income taxes during the quarter ended March 31, 2001 was 52%. This rate was due primarily to the significant profitability of our Japan subsidiary (during that quarter) which operates in a relatively high tax rate jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.3 million during the quarter ended March 30, 2002 as compared with $2.6 million of cash provided by operations during the previous year. Negative operating cash flow this quarter resulted from low sales volume together with certain non-recurring payments. We paid approximately $237,000 to settle an IRS exam and another $158,000 to discharge our Japan subsidiary's 2001 tax obligations. We also reduced the accounts payable balance by $200,000 after completing the debt restructuring. Capital expenditures were $272,000 during the quarter ended March 30, 2002 as compared with $1,156,000 during the prior year's quarter. Capital expenditures consist primarily of purchased tooling and equipment to support our business. The level of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

We borrowed $2.0 million under our Revolving Credit Facility ("Revolver") during the quarter, reducing our borrowing availability to $2.3 million. However, we expect to receive the $2.7 million tax refund during the second quarter of 2002 and plan to apply most of this amount to reduce the outstanding balance on the Revolver, thus increasing borrowing availability. We believe that our existing working capital and borrowing capacity together with funds generated from operations will be sufficient to fund our anticipated working capital, capital expenditure and debt payment requirements through the end of this year.

At March 30, 2002 the Company was in compliance with its debt covenants. In the past, we have experienced difficulty meeting all of the covenants under our Senior Credit Facility ("Facility") and have amended the Facility on several occasions, most recently in February 2002. In addition, the Company's cash flow has been negative during recent quarters. In order to remain in compliance with our debt covenants and to achieve positive cash flow, our quarterly net sales must increase substantially above the $6.1 million level attained during the first quarter of 2002.

Based on the sales order trend during the first quarter of 2002, we are optimistic that net sales will increase during subsequent quarters. However, since much of our business is short cycle in nature and visibility with respect to future sales orders is limited, it is difficult to forecast precisely the timing and magnitude of sales improvement.

While we were in compliance with our debt covenants at March 30, 2002 there can be no assurance that we will be able to maintain compliance with our debt covenants in the future. Failure to meet such covenants would constitute an event of default under the Facility. To avoid an event of default we would attempt to obtain waivers from our lenders, amend the Facility or secure alternative financing. If financing were not available there would be a material adverse effect on the Company and we would be forced to consider other alternatives. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to our Stockholders.

The market price of our common stock has significantly declined during the past year and our common stock failed to achieve a minimum market value of publicly held shares ("MVPHS") of $5.0 million for a period of thirty days. As a result, we received notification from the NASDAQ National Market that, if our common stock failed to maintain the minimum required MVPHS for a period of ten consecutive trading days prior to and including July 9, 2002, our common stock could potentially be de-listed from the NASDAQ National Market. If we were unable to comply with NASDAQ's requirements for continued listing on the NASDAQ National Market, we would apply to transfer our securities to the NASDAQ SmallCap Market. Listing on the NASDAQ SmallCap Market could potentially result in less market visibility and may adversely affect the price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks including primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in foreign subsidiaries, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company is exposed to fluctuations in interest rates in connection with its variable rate term loan. In the past in order to minimize the effect of changes in interest rates on earnings, we had entered into an interest rate swap agreement. We may enter into another swap agreement if and when conditions warrant.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           NONE

           (b) Reports on Form 8-K

           On March 13, 2002, we filed a report on Form 8-K detailing our Amended and Restated Loan Agreement with Fleet National Bank and its co-lenders.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCD Inc. (Registrant)
Dated: May 10, 2002	/s/ John L. Dwight, Jr. John L. Dwight, Jr. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Dated: May 10, 2002	/s/ John J. Sheehan III John J. Sheehan III Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)