Form 10-Q
period 2002-06-29
PCD INC
filed 2002-08-13
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, $0.01 par value, outstanding at August 1, 2002: 8,949,155.

PCD INC. TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk

3 12 14
PART II. OTHER INFORMATION Item 1. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	15 15 15 16
Signatures	17

PCD Inc.

FORM 10-Q

FOR THE QUARTER ENDED

JUNE 29, 2002

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of PCD Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including the Company's dependence on the semiconductor industry which is currently experiencing a severe downturn, the Company's ability to generate sufficient revenue to fund its working capital, capital expenditure and debt payment requirements, the company's ability to obtain waivers to the extent that it is unable to meet its debt covenants, fluctuations in demand for the Company's products, the Company's dependence on its principal customers and independent distributors, international sales and operations, rapid technological evolution in the electronics industry, ability to meet public stock listing requirements and the like. The Company's most recent filings with the Securities and Exchange Commission, including Form 10-K, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

PCD INC. CONSOLIDATED BALANCE SHEETS (Condensed and unaudited) (In thousands, except share data)
ASSETS	6/29/02	12/31/01

Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Inventory
  Tax refund receivable
  Prepaid expenses and other current assets
    Total current assets
Equipment and improvements:
  Equipment and improvements
  Accumulated depreciation
    Equipment and improvements, net
Goodwill, net
Intangible assets, net
Debt financing fees
Other assets
    Total assets

	$ 745 3,961 6,132 2,700 212 13,750 34,045 22,415 11,630 36,839 8,825 401 1,452 $ 72,897	$ 543 4,010 6,047 - 669 11,269 33,946 20,445 13,501 49,339 9,343 1,897 1,488 $ 86,837
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of revolver
  Current portion of long-term debt
  Accounts payable - trade
  Accrued liabilities
    Total current liabilities
Long-term debt, revolver - net of current portion
Long-term debt, term loan - net of current portion
Accumulated other comprehensive income (loss)
Stockholders' equity
    Total liabilities and stockholders' equity

	$ 18,230 24,000 1,397 3,495 47,122 - - 33 25,742 $ 72,897	$ - - 1,877 4,205 6,082 15,700 23,912 (47) 41,190 $ 86,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed and unaudited) (In thousands, except per share data)
	Three Months Ended		Six Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01

Net sales
Cost of sales
Gross profit
Operating expenses
Amortization of goodwill and other intangibles
Income (loss) from operations
Interest expense / (other income/expense), net
Loss before income taxes,
  extraordinary loss on debt extinguishment and
  cumulative effect of change in accounting principle
Benefit for income taxes
Loss before extraordinary loss on debt extinguishment
  and cumulative effect of change in accounting principle
Extraordinary loss on debt extinguishment
Cumulative effect of change in accounting principle
Net loss

	$ 6,522 4,792 1,730 2,383 276 (929) 764 (1,693) - (1,693) - - $ (1,693)	$ 9,266 6,702 2,564 3,345 1,047 (1,828) 828 (2,656) (845) (1,811) - $ (1,811)	$ 12,665 9,744 2,921 4,703 553 (2,335) 1,536 (3,871) (2,700) (1,171) (3,867) (12,500) $ (17,538)	$ 23,727 14,836 8,891 6,698 2,095 98 1,868 (1,770) (386) (1,384) - - $ (1,384)

Net loss per share, basic:
  Loss before extraordinary loss on debt extinguishment
   and cumulative effect of change in accounting principle
  Extraordinary loss on debt extinguishment
  Cumulative effect of change in accounting principle
Net loss per share

	$ (0.19) - - $ (0.19)	$ (0.20) - - $ (0.20)	$ (0.13) (0.43) (1.40) $ (1.96)	$ (0.16) - - $ (0.16)

Net loss per share, diluted:
  Loss before extraordinary loss on debt extinguishment
   and cumulative effect of change in accounting principle
  Extraordinary loss on debt extinguishment
  Cumulative effect of change in accounting principle
Net loss per share

	$ (0.19) - - $ (0.19)	$ (0.20) - - $ (0.20)	$ (0.13) (0.43) (1.40) $ (1.96)	$ (0.16) - - $ (0.16)

Weighted average number of shares outstanding: Basic Diluted	8,947 8,947	8,879 8,879	8,942 8,942	8,510 8,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed and unaudited) (In thousands)
Six Months Ended
	6/29/02	6/30/01

Cash flows from operating activities:
   Net loss
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
      Depreciation
      Amortization
      Deferred taxes
      Impairment of goodwill
      Loss on debt extinguishment
      Changes in operating assets and liabilities:
         Accounts receivable
         Inventory
         Tax refund receivable
         Prepaid expenses and other current assets
         Other assets
         Accounts payable
         Accrued liabilities
            Net cash provided by (used in) operating activities

	$(17,538) 2,414 774 - 12,500 3,867 136 22 (2,700) 472 29 (528) (738) (1,290)	$ (1,384) 2,390 2,446 (50) - - 1,895 (414) - 374 60 (1,607) (1,902) 1,808
Cash flows from investing activities: Capital expenditures Net cash used in investing activities	(543) (543)	(2,093) (2,093)

Cash flows from financing activities:
   Borrowings on revolving line-of-credit
   Payments of long-term debt
   Deferred financing and loan amendment fees
   Proceeds from employee stock purchase plans
   Exercise of common stock options
            Net cash provided by (used in) financing activities

	2,480 - (448) 12 5 2,049	4,400 (4,600) (238) 29 151 (258)

Net (decrease) increase in cash Effect of exchange rate on cash Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	216 (14) 543 $ 745	(543) (84) 837 $ 210

The accompanying notes are an integral part of the condensed consolidated financial statements

PCD Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(June 29, 2002 Unaudited)

Note 1. INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001. Certain reclassifications have been made within the footnotes to conform to this year's presentation.

Note 2. NET INCOME (LOSS) PER SHARE

     The following tables reconcile net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the three and six month periods ended June 29, 2002 and June 30, 2001:

	Net Income (Loss)	Shares	Per Share Amount
For the three month period ended June 29, 2002 Basic and diluted loss	$ (1,693,000)	8,947,007	$ (0.19)
For the three month period ended June 30, 2001 Basic and diluted loss	$ (1,811,000)	8,878,666	$ (0.20)
For the six month period ended June 29, 2002 Basic and diluted loss	$ (17,538,000)	8,942,380	$ (1.96)
For the six month period ended June 30, 2001 Basic and diluted loss	$ (1,384,000)	8,851,307	$ (0.16)

     Potential common stock shares of 1,231,912 and 583,737 for the quarters ended June 29, 2002 and June 30, 2001, respectively, and 843,102 and 380,202 for the six month periods ended June 29, 2002 and June 30, 2001, respectively, have been excluded from the calculation of EPS, as their inclusion would be anti-dilutive.

Note 3. INVENTORY

     Inventory consisted of the following:

	6/29/02	12/31/01
(In thousands)
Raw materials and finished subassemblies Work in process Finished goods Total	$ 4,900 70 1,162 $ 6,132	$ 5,069 14 964 $ 6,047

Note 4. COMPREHENSIVE INCOME/(LOSS)

     Our only other comprehensive income (loss) is foreign currency translation adjustments. For the three and six month periods ended June 29, 2002 and June 30, 2001, our total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
(In thousands)
Net loss Other comprehensive income, net Total comprehensive loss	$(1,693) 60 $(1,633)	$(1,811) 1 $(1,810)	$(17,538) 48 $(17,490)	$(1,384) 44 $(1,340)

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. As a result of this pronouncement the Company will reclassify the previously recorded extraordinary loss on debt extinguishment as a non-operating loss beginning on January 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 will continue to apply with regard to the Company's previously announced restructuring plans. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan are now recognized when the liability is incurred. This standard would impact any future restructurings that may be approved by the Company on or after January 1, 2003.

Note 6. LITIGATION:

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

Note 7. TAX REFUND:

     A provision of the Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002, allows companies to carry back their 2001 and 2002 tax operating losses for a period of five years instead of two. The legislation allowed us to carry back tax losses from 2001 to offset taxable income in 1996 and 1997, resulting in an expected refund of $2.7 million. We recorded a tax benefit and receivable for this amount in the first quarter with a receivable balance of $2.7 million remaining at June 29, 2002. The refund was received in July 2002.

Note 8. DEBT:

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

     We accounted for this transaction as an extinguishment of the existing debt and issuance of new debt under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and EITF No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments. This transaction resulted in an extraordinary loss in the amount of $3.9 million in the first quarter of 2002. Included in this loss is the cost of the repriced warrants and the new warrants issued to the lenders ($2.0 million), unamortized bank fees on the old debt ($1.7 million) and the remaining unamortized bank warrant ($125,000).

     At June 29, 2002 the Company was not in compliance with the minimum EBITDA, interest coverage and total debt to EBITDA covenants and we have received waivers from our lenders through September 30, 2002. Based on current business conditions we do not expect to be in compliance with certain bank covenants through the end of this year. Accordingly, although the Maturity Date of the Senior Credit Facility ("the Facility") is December 31, 2004, we have reported all debt as a current liability at June 29, 2002 in conformity with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor.

Note 9. GOODWILL AND INTANGIBLE ASSETS:

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

     The following is a rollforward of our goodwill balance (which has all been allocated to our semiconductor burn-in segment) from December 31, 2001 to June 29, 2002:

Goodwill Balance at December 31, 2001 Impairment losses during the period Balance at June 29, 2002	(In thousands) $ 49,339 (12,500) $ 36,839

Amortized intangible assets consisted of the following:

	6/29/02 12/31/01 (In thousands)		Weighted Average Life
Trademarks Accumulated amortization Net trademarks Patents Accumulated amortization Net patents Net amortized intangible assets	$10,384 (2,337) 8,047 3,109 (2,331) 778 $ 8,825	$10,384 (2,077) 8,307 3,109 (2,073) 1,036 $ 9,343	20 Years 6 Years

     Aggregate amortization expense for the three and six month periods ended June 29, 2002 was $259,000 and $518,000, respectively. Aggregate amortization expense for the year ended December 31, 2001 was $1,036,000 and is estimated to be $1,036,000 per year for 2002 and 2003 and $519,000 per year for the succeeding 14 years.

     The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the three and six month periods ended June 30, 2001:

	Earnings	Earnings per share
	(In thousands)	Basic	Diluted
For the three month period ended June 30, 2001 Reported net income (loss) Goodwill amortization, net of taxes Adjusted net income (loss)	$(1,811) 525 $(1,286)	$(0.20) 0.06 $(0.14)	$(0.20) 0.06 $(0.14)
For the six month period ended June 30, 2001 Reported net income (loss) Goodwill amortization, net of taxes Adjusted net income (loss)	$(1,384) 1,203 $ (181)	$(0.16) 0.14 $(0.02)	$(0.16) 0.14 $(0.02)

Note 10. SEGMENT INFORMATION:

	Three Months Ended		Six Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
(In thousands)
Sales: Industrial/Avionics Semiconductor Burn-in Totals	$ 3,517 3,005 $ 6,522	$ 5,632 3,634 $ 9,266	$ 6,992 5,673 $12,665	$10,667 13,060 $23,727

Net income (loss): Industrial/Avionics Semiconductor Burn-in Corporate activities Totals	$ 160 (1,123) (730) $(1,693)	$ 541 (1,834) (518) $(1,811)	$ 450 (15,952) (2,036) $(17,538)	$ 1,063 (1,784) (663) $ (1,384)

Assets: Industrial/Avionics Semiconductor Burn-in Corporate activities Totals			6/29/02 $ 8,115 59,885 4,897 $ 72,897	12/31/01 $ 8,289 76,390 2,158 $ 86,837

Note 11. RESTRUCTURING CHARGE:

     During the third quarter of 2001 the Company's senior management approved plans to close the South Bend, Indiana manufacturing plant. The plant closure resulted in the Company's eliminating 39 positions from all levels and vacating approximately 50,000 square feet of space. Management has estimated the plant closure will result in annualized savings of $1.7 million. The Company recorded a restructuring charge of $773,000 for employee-related costs of $134,000 and vacation of leased space of $639,000. The Company also wrote off $235,000 of obsolete South Bend inventory through cost of sales. In addition, the Company wrote off $727,000 of equipment and improvements that were abandoned. The Company has paid $135,000 for severance payments and $265,000 for facility related costs. The plant closure is substantially complete and as of June 29, 2002 the balance of accrued restructuring charges is $373,000 for facility-related expenditures.

Note 12. STOCK OPTION EXCHANGE PROGRAM:

     In April 2002, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees had until May 21, 2002 to make an election to cancel their outstanding stock options under the 1996 Stock Plan in exchange for an equal number of new nonqualified stock options to be granted under the same plan. The Program is not available to the Company's chief executive officer or directors and does not apply to options under the 1992 Stock Option Plan. Options for 200,500 shares under the 1996 Stock Plan were surrendered. The new stock options will be granted on November 26, 2002 or later at a price equal to 100% of the then fair market value, will have a ten-year term and vesting will be consistent with that of the surrendered options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
QUARTER ENDED JUNE 29, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

Net Sales. Net sales of $6.5 million for the quarter ended June 29, 2002 decreased by $2.7 million or 30% from net sales of $9.3 million during the prior year quarter. Net sales of $3.0 million in our Wells-CTI semiconductor burn-in division were down $0.6 million or 17% from the prior year quarter while Industrial/Avionics division net sales of $3.5 million were down $2.1 million or 38% from the prior year. Net sales of $12.7 million for the six months ended June 29, 2002 were down $11.1 million or 47% from the prior year period. Wells-CTI net sales of $5.7 million were down $7.4 million or 57% while Industrial/Avionics division sales of $7.0 million were down $3.7 million or 34% from the prior year period. For both periods, the decreases in Wells-CTI net sales were due to continued weak demand from semiconductor manufacturers and the decreases in net sales for the Industrial/Avionic division were due primarily to decreased demand from aircraft manufacturers.

Gross Profit. Gross profit was $1.7 million for the quarter ended June 29, 2002 as compared with $2.6 million during the prior year quarter. As a percentage of net sales, gross profit was 27% during the quarter as compared with 28% during the prior year. The negative margin impact from lower sales volume during the current quarter was nearly offset by the positive impact of a $500,000 reduction in fixed manufacturing overhead expenses together with higher overhead absorption into product cost. The decrease in manufacturing overhead was due primarily to cost reductions implemented at our Wells-CTI division in 2001. For the six months ended June 29, 2002 gross profit was $2.9 million, down from $8.9 million during the prior year period. As a percentage of net sales, gross profit was 23%, down from 38% during the six months ended June 30, 2001. The decrease from the prior year was due primarily to reduced sales volume and to a product mix shift away from semiconductor burn-in products to industrial products, which carry lower margins. Lower fixed manufacturing overhead expense of $1.2 million did not fully offset the negative impacts of reduced volume and less favorable product mix.

Operating Expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses of $2.4 million and $4.7 million for the quarter and six month periods ended June 29, 2002 were down approximately $1.0 million and $2.0 million, respectively from the prior year. The decreases were due to cost reductions implemented at our Wells-CTI division during 2001 and to reduced spending at our Industrial/Avionics division and corporate headquarters in 2002.

Interest Expense and Other Income, Net. Interest expense was $761,000 and $1.5 million for the quarter and six months ended June 29, 2002 as compared with $817,000 and $1.7 million during the prior year periods. The reduction in interest expense for the quarter was due to reduced amortization of debt financing fees, most of which were written off in connection with our debt restructuring during the first quarter of this year. The reduction in year to date interest expense was due to lower interest rates in 2002 together with reduced amortization.

Extraordinary Loss. In connection with our debt restructuring, we recognized a non-cash charge of $3.9 million during the quarter ended March 30, 2002. The charge consists of $2.0 million for the value of new and re-priced warrants as well as $1.9 million of unamortized bank fees and previous warrant valuation.

Amortization of Goodwill and Other Intangibles and Cumulative Effect of Change in Accounting Principle. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, on January 1, 2002. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company completed the transitional impairment test and has recorded a goodwill impairment charge of $12.5 million, related to our semiconductor burn-in segment as a cumulative effect of change in accounting principle in the first quarter of 2002. Amortization of $276,000 and $553,000 during the quarter and six months ended June 29, 2002, respectively, consists of amortization of other intangible assets, principally patents and trademarks.

Benefit For Income Taxes. During the quarter ended June 29, 2002 we recognized no benefit for income taxes due to our recent operating losses and near term projection for continued operating losses. During the quarter ended March 30, 2002 we recognized a tax benefit of $2.7 million resulting from recent legislation that extended the tax loss carry back period for 2001 and 2002 tax years from two to five years. The $2.7 million benefit consists entirely of an anticipated tax refund which was received in July 2002. The benefit for income taxes during the quarter and six -month periods ended June 30, 2001 was 32% and 22%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was break even for the quarter and $1.3 million during the six months ended June 29, 2002, respectively as compared with $769,000 of cash used in operations during second quarter of 2001 and $1.8 million of cash provided by operations during the six months ended June 30, 2001. Negative operating cash flow this year has resulted primarily from lower sales volume. Capital expenditures were $271,000 during the quarter ended June 29, 2002 as compared with $937,000 during the same quarter last year. Capital expenditures consist primarily of purchased tooling and equipment to support our business. The level of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

We borrowed $500,000 and $2,480,000 under our Revolving Credit Facility ("Revolver") during the quarter and six months ended June 29, 2002, respectively. This reduced our borrowing availability to $1.8 million. However, we received the tax refund on July 17, 2002 and applied most of the amount to further reduce the outstanding Revolver balance.

At June 29, 2002 the Company was not in compliance with the minimum EBITDA, interest coverage and total debt to EBITDA covenants for the second quarter. We have received temporary waivers from our lenders through September 30, 2002. Based on current business conditions we do not expect to be in compliance with certain bank covenants for the third and fourth quarters of this year. Accordingly, although the Maturity Date of the Senior Credit Facility ("the Facility") is December 31, 2004, we have reported all debt as current at June 29, 2002.

Failure to meet future debt covenants would constitute an event of default under the Facility. To avoid an event of default we will attempt to obtain waivers from our lenders, amend the Facility or secure alternative financing. If such waivers or financing were not available, there would be a material adverse effect on the Company and we would be forced to consider other alternatives. Under these scenarios, there can be no assurance that the terms and conditions would be satisfactory to the Company or not disadvantageous to our Stockholders. Subject to the foregoing, we believe that our existing working capital and borrowing capacity together with funds generated from operations will be sufficient to fund our anticipated working capital, capital expenditure and debt payment requirements through the end of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. As a result of this pronouncement the Company will reclassify the previously recorded extraordinary loss on debt extinguishment as a non-operating loss beginning on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 will continue to apply with regard to the Company's previously announced restructuring plans. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan are now recognized when the liability is incurred. This standard would impact any future restructurings that may be approved by the Company on or after January 1, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

The Company is exposed to certain market risks including primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in foreign subsidiaries, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company is exposed to fluctuations in interest rates in connection with its variable rate debt. In the past in order to minimize the effect of changes in interest rates on earnings, we had entered into an interest rate swap agreement. We may enter into another swap agreement if and when conditions warrant.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          See Note 6 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of stockholders of the Company held on April 26, 2002, the following vote was taken:

Two directors were elected to hold office for a three year term expiring in the year 2005.

	Shares Voted		Shares
Director	For	Withheld	not Voted
John L. Dwight, Jr. Theodore C. York	7,778,495 7,860,195	132,615 50,915	1,022,660 1,022,660

The following directors will continue in office until the years specified:
Term Expires
James D. Switzer Jerome D. Brady John E. Stuart			2003 2004 2004

ITEM 5. OTHER INFORMATION

     The market price of our common stock has significantly declined during the past year. As a result, our common stock failed to achieve a minimum market value of publicly held shares of $5.0 million for a period of thirty days as required for continued listing on the Nasdaq National Market. The Company requested a transfer of the listing of its common stock from Nasdaq National Market to the Nasdaq SmallCap Market. Our request was granted. As a result, effective July 26, 2002, listing of our common stock was transferred to the Nasdaq SmallCap Market. Also on July 26, 2002 the Nasdaq Listing Qualifications Panel (the "Panel") notified us that for 30 consecutive days our common stock had traded below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310c(4) (the "Rule"). Therefore, in accordance with Nasdaq rules, we will be provided 180 calendar days or until January 22, 2003 to regain compliance. The Panel advised us that if, at any time before January 22, 2003 the bid price of our common stock closes above $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq Staff will provide written notice that the Company complies with the Rule. If compliance with this Rule is not demonstrated by January 22, 2003, Nasdaq Staff will determine whether the Company meets the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310c(2)(A). This rule requires the Company to meet one of three conditions, including having stockholders' equity of at least $5 million. We currently meet this condition. If we meet the initial listing criteria, the Panel has advised us that Staff will notify the Company that it will be granted an additional 180 day grace period to demonstrate compliance. Otherwise, Nasdaq may decide to delist the Company's common stock. The Company would have the right to appeal any delisting decision. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq SmallCap, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its Nasdaq SmallCap Market status, shares of our common stock would likely trade in the over-the-counter market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Amendment No.1 and Temporary Waiver effective June 29, 2002, by and among
            PCD Inc., the Guarantors listed herein, Fleet National Bank, as Agent, and the other lending institutions listed herein.

   99.1 Chief Executive Officer Certification

   99.2 Chief Financial Officer Certification

(b) Reports on Form 8-K

    NONE

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCD Inc.
(Registrant)

Dated: August 13, 2002	/s/ John L. Dwight, Jr. John L. Dwight, Jr. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Dated: August 13, 2002	/s/ John J. Sheehan III John J. Sheehan III Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)