Form 10-Q
period 2002-09-28
PCD INC
filed 2002-11-12
CIK 1007594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No X
Number of shares of common stock, $0.01 par value, outstanding at November 4, 2002: 8,951,945.

PCD INC. TABLE OF CONTENTS

Page

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures

3 12 15 15
PART II. OTHER INFORMATION Item 1. Legal Proceedings Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	16 16 17
Signatures Certifications	18 19

                                                               PCD Inc.

                                                            FORM 10-Q

                                           FOR THE QUARTER ENDED

                                                    SEPTEMBER 28, 2002

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

PCD INC. CONSOLIDATED BALANCE SHEETS (Condensed and unaudited) (In thousands, except share data)

ASSETS	9/28/02	12/31/01

Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Inventory
  Prepaid expenses and other current assets
    Total current assets
Equipment and improvements:
  Equipment and improvements
  Accumulated depreciation
    Equipment and improvements, net
Goodwill, net
Intangible assets, net
Debt financing fees
Other assets
    Total assets

	$ 827 4,394 5,165 402 10,788 34,065 23,534 10,531 36,839 8,566 361 1,510 $ 68,595	$ 543 4,010 6,047 669 11,269 33,946 20,445 13,501 49,339 9,343 1,897 1,488 $ 86,837

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of revolver
  Current portion of long-term debt
  Accounts payable - trade
  Accrued liabilities
    Total current liabilities
Long-term debt, revolver - net of current portion
Long-term debt, term loan - net of current portion
Accumulated other comprehensive loss
Stockholders' equity
    Total liabilities and stockholders' equity

	$ 16,285 24,000 1,693 3,842 45,820 - - (3) 22,778 $ 68,595	$ - - 1,877 4,205 6,082 15,700 23,912 (47) 41,190 $ 86,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed and unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	9/28/02	9/29/01	9/28/02	9/29/01

Net sales
Cost of sales
Gross profit
Operating expenses
Restructuring charges
Amortization of goodwill and other intangibles
Loss from operations
Interest expense / (other income/expense), net
Loss before income taxes,
  extraordinary loss on debt extinguishment and
  cumulative effect of change in accounting principle
Benefit from income taxes
Loss before
  extraordinary loss on debt extinguishment and
  cumulative effect of change in accounting principle
Extraordinary loss on debt extinguishment
Cumulative effect of change in accounting principle
Net loss

	$ 6,091 5,563 528 2,289 - 277 (2,038) 854 (2,892) - (2,892) - - $(2,892)	$ 6,886 5,613 1,273 2,779 1,500 1,047 (4,053) 800 (4,853) (1,187) (3,666) - - $(3,666)	$18,756 15,307 3,449 6,992 - 830 (4,373) 2,390 (6,763) (2,700) (4,063) (3,867) (12,500) $(20,430)	$30,613 20,449 10,164 9,477 1,500 3,142 (3,955) 2,668 (6,623) (1,573) (5,050) - - $(5,050)

Net loss per share, basic and diluted:
  Loss before
    extraordinary loss on debt extinguishment and
    cumulative effect of change in accounting principle
  Extraordinary loss on debt extinguishment
  Cumulative effect of change in accounting principle
Net loss per share

	$ (0.32) - - $ (0.32)	$ (0.41) - - $ (0.41)	$ (0.45) (0.43) (1.40) $ (2.28)	$ (0.57) - - $ (0.57)

Weighted average number of shares outstanding: Basic and diluted	8,950	8,924	8,945	8,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

PCD INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed and unaudited) (In thousands)

Nine months Ended
	9/28/02	9/29/01

Cash flows from operating activities:
  Net loss
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation
    Amortization
    Deferred taxes
    Impairment of goodwill
    Loss on debt extinguishment
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventory
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Accrued liabilities
        Net cash provided by operating activities

	$(20,430) 3,562 1,087 - 12,500 3,867 (469) 960 289 (68) (220) (311) 767	$(5,050) 3,644 3,693 (26) - - 3,478 (77) 338 42 (2,626) (2,313) 1,103
Cash flows from investing activities: Proceeds from sale of equipment Capital expenditures Net cash used in investing activities	20 (612) (592)	- (2,729) (2,729)

Cash flows from financing activities:
  Borrowings on revolving line-of-credit
  Payments on revolving line of credit
  Payments of long-term debt
  Deferred financing and loan amendment fees
  Proceeds from employee stock purchase plans
  Exercise of common stock options
        Net cash provided by financing activities

	3,180 (2,645) - (448) 13 5 105	9,700 (3,600) (4,600) (590) 48 163 1,121
Net increase (decrease) in cash Effect of exchange rate on cash Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	280 4 543 $ 827	(505) (15) 837 $ 317

The accompanying notes are an integral part of the condensed consolidated financial statements

                                                               PCD Inc.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          (September 28, 2002 Unaudited)

Note 1. INTERIM FINANCIAL STATEMENTS:

     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's latest annual report on Form 10-K filed on March 20, 2002. Certain reclassifications have been made within the footnotes to conform to this year's presentation.

Note 2. NET LOSS PER SHARE:

     The following tables reconcile net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted loss per share for the three and nine month periods ended September 28, 2002 and September 29, 2001:

	Net Loss	Shares	Per Share Amount
For the three month period ended September 28, 2002 Basic and diluted loss	$ (2,892,000)	8,950,044	$(0.32)
For the three month period ended September 29, 2001 Basic and diluted loss	$ (3,666,000)	8,923,706	$(0.41)
For the nine month period ended September 28, 2002 Basic and diluted loss	$(20,430,000)	8,944,954	$(2.28)
For the nine month period ended September 29, 2001 Basic and diluted loss	$ (5,050,000)	8,875,528	$(0.57)

     Potential common stock shares of 1,776,492 and 541,259 for the quarters ended September 28, 2002 and September 29, 2001, respectively, and 806,855 and 247,664 for the nine month periods ended September 28, 2002 and September 29, 2001, respectively, have been excluded from the calculation of EPS, as their inclusion would be anti-dilutive.

Note 3. INVENTORY:

     Inventory consisted of the following:

	9/28/02	12/31/01
(In thousands)
Raw materials and finished subassemblies Work in process Finished goods Total	$4,024 5 1,136 $5,165	$5,069 14 964 $6,047

Note 4. COMPREHENSIVE INCOME/(LOSS):

     Our only other comprehensive income (loss) is foreign currency translation adjustments. For the three and nine month periods ended September 28, 2002 and September 29, 2001, our total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)
	9/28/02	9/29/01	9/28/02	9/29/01
Net loss Other comprehensive income (loss), net Total comprehensive loss	$(2,892) (22) $(2,914)	$(3,666) (20) $(3,686)	$(20,430) 26 $(20,404)	$(5,050) 24 $(5,026)

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS:

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

Note 7. TAX REFUND:

     A provision of the Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002, allows companies to carry back their 2001 and 2002 tax operating losses for a period of five years instead of two. The legislation allowed us to carry back tax losses from 2001 to offset taxable income in 1996 and 1997, resulting in a refund of approximately $2.7 million. We recorded a tax benefit and receivable for this amount in the first quarter and received the refund in July 2002.

Note 8. DEBT:

     In February 2002, the Senior Credit Facility was amended and restated. In connection with the February 2002 agreement, the lenders received warrants, exercisable immediately and for a period of ten years, to purchase 1,450,000 shares of common stock of the Company at $0.01 per share. In addition, lenders' existing warrants to purchase 203,949 shares of the Company's common stock at $4.90 per share were re-priced to $0.01 per share. The new and re-priced warrants were valued at $2.0 million utilizing the Black Scholes pricing method. The assumptions utilized under the Black Scholes method were 96% volatility, 1.82% riskless rate of return, no dividends and a term of ten years.

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

     Our aggregate Borrowing Availability under the Amended and Restated Loan Agreement would have been $3.6 million at September 28, 2002. However, under Amendment No. 2 and Temporary Waiver, borrowing availability is now capped based upon our projected borrowing needs as submitted by the Company and as approved by the lenders on a monthly basis. The Company's borrowing cap for the month of October 2002 was $400,000.

     At June 29, 2002 and September 28, 2002 the Company was not in compliance with the minimum EBITDA, interest coverage and total debt to EBITDA covenants. We have received temporary waivers from our lenders through November 29, 2002. Based on current business conditions we do not expect to be in compliance with certain bank covenants through the end of this year. Accordingly, although the Maturity Date of the Senior Credit Facility (the "Facility") is December 31, 2004, we have reported all debt as a current liability at September 28, 2002 in conformity with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor.

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

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company completed the transitional impairment test and has recorded a goodwill impairment charge of $12,500,000, related to our semiconductor burn-in segment as a cumulative effect of change in accounting principle in the first quarter of 2002. Under SFAS No. 142, we have elected to complete the annual impairment test on the remaining goodwill balance during the fourth quarter. Subject to this evaluation, there may be additional goodwill impairment.

     The following is a rollforward of our goodwill balance (which has all been allocated to our semiconductor burn-in segment) from December 31, 2001 to September 28, 2002:

Goodwill Balance at December 31, 2001 Impairment losses during the period Balance at September 28, 2002	(In thousands) $ 49,339 (12,500) $ 36,839

     Amortized intangible assets consisted of the following:

	9/28/02 12/31/01 (In thousands)		Weighted Average Life
Trademarks Accumulated amortization Net trademarks Patents Accumulated amortization Net patents Net amortized intangible assets	$10,384 (2,466) 7,918 3,109 (2,461) 648 $ 8,566	$10,384 (2,077) 8,307 3,109 (2,073) 1,036 $ 9,343	20 Years 6 Years

     Aggregate amortization expense for the three and nine month periods ended September 28, 2002 was $259,000 and $777,000, respectively. Aggregate amortization expense for the year ended December 31, 2001 was $1,036,000 and is estimated to be $1,036,000 per year for 2002 and 2003 and $519,000 per year for the succeeding 14 years.

     The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the three and nine month periods ended September 29, 2001:

	Loss	Loss per share
	(In thousands)	Basic	Diluted
For the three month period ended September 28 , 2001 Reported net loss Goodwill amortization, net of taxes Adjusted net loss	$(3,666) 582 $(3,084)	$(0.41) 0.06 $(0.35)	$(0.41) 0.06 $(0.35)
For the six month period ended September 29, 2001 Reported net loss Goodwill amortization, net of taxes Adjusted net loss	$(5,050) 1,763 $ (3,287)	$(0.57) 0.20 $(0.37)	$(0.57) 0.20 $(0.37)

Note 10. SEGMENT INFORMATION:

	Three Months Ended		Nine Months Ended
	9/28/02	9/29/01	9/28/02	9/29/01
(In thousands)
Sales: Industrial/Avionics Semiconductor Burn-in Totals	$ 3,268 2,823 $ 6,091	$ 4,625 2,261 $ 6,886	$10,260 8,496 $18,756	$15,292 15,321 $30,613

Net income (loss): Industrial/Avionics Semiconductor Burn-in Corporate activities Totals	$ (92) (1,953) (847) $(2,892)	$ 292 (3,107) (851) $(3,666)	$ 358 (17,905) (2,883) $(20,430)	$ 1,354 (4,428) (1,976) $(5,050)

Assets: Industrial/Avionics Semiconductor Burn-in Corporate activities Totals			9/28/02 $ 7,999 58,441 2,155 $ 68,595	12/31/01 $ 8,289 76,390 2,158 $ 86,837

Note 11. RESTRUCTURING CHARGE:

     During the third quarter of 2001, the Company's senior management approved plans to close the South Bend, Indiana manufacturing plant. The plant closure resulted in the Company's eliminating 39 positions from all levels and vacating approximately 50,000 square feet of space. The Company recorded a restructuring charge of $773,000 for employee-related costs of $134,000 and vacation of leased space of $639,000. The Company also wrote off $235,000 of obsolete South Bend inventory through cost of sales. In addition, the Company wrote off $727,000 of equipment and improvements that were abandoned. The Company has paid $135,000 for severance payments and $268,000 for facility related costs. The plant closure is substantially complete and as of September 28, 2002 the balance of accrued restructuring charges is $370,000 for facility-related expenditures.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2001

Net Sales. Net sales of $6.1 million for the quarter ended September 28, 2002 decreased by $0.8 million or 12% from net sales of $6.9 million during the prior year quarter. Net sales of $2.8 million in our Wells-CTI semiconductor burn-in division, were up $0.6 million or 25% from the prior year quarter due to the higher sales backlog in June 2002 while Industrial/Avionics division net sales of $3.3 million were down $1.4 million or 29% from the prior year. The decrease was due to decreased demand from aircraft manufacturers. Net sales of $18.8 million for the nine months ended September 28, 2002 were down $11.9 million or 39% from the prior year period. Wells-CTI net sales of $8.5 million were down $6.8 million or 45% while Industrial/Avionics division sales of $10.3 million were down $5.0 million or 33% from the prior year period. The decrease in Wells-CTI net sales was due to continued weak demand from semiconductor manufacturers and the decrease in net sales for the Industrial/Avionics division was due primarily to decreased demand from aircraft manufacturers.

Gross Profit. Gross profit was $0.5 million for the quarter ended September 28, 2002 as compared with $1.3 million during the prior year quarter. During the quarter ended September 28, 2002, the Company recorded a non-cash inventory write-down of $0.6 million. The write-down was primarily the result of management's decision to phase out a number of low volume product lines at the Wells-CTI division. As a percentage of net sales, gross profit was 9% during the quarter ended September 28, 2002 as compared with 18% during the prior year quarter. The negative margin impact from the inventory write-down was 9% of net sales. The negative margin impact of lower sales volume during the current quarter was offset by the positive impact of $400,000 in reduced fixed manufacturing expense. The decrease in manufacturing expense was due primarily to cost reductions implemented at our Wells-CTI division in 2001. For the nine months ended September 28, 2002, gross profit was $3.4 million, down from $10.2 million during the prior year period. As a percentage of net sales, gross profit was 18%, down from 33% during the nine months ended September 29, 2001. The decrease from the prior year was due to reduced sales volume, the inventory write-down and a product mix shift away from semiconductor burn-in products to industrial products, which carry lower margins. Lower fixed manufacturing overhead expense of $1.6 million during the nine months ended September 28, 2002 did not fully offset the negative impacts of reduced volume and less favorable product mix

Operating Expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses of $2.3 million and $7.0 million for the quarter and nine month periods ended September 28, 2002 were down approximately $0.5 million and $2.5 million, respectively from the prior year period. The decreases were due to cost reductions implemented at our Wells-CTI division during 2001 and to reduced spending at our Industrial/Avionics division and corporate headquarters in 2002.

Interest Expense and Other Income, Net. Interest expense, net was $863,000 and $2.4 million for the quarter and nine months ended September 28, 2002 as compared with $845,000 and $2.6 million during the prior year periods. For the quarter, the increase from 2001was due to higher average loan balances this year. The decrease from 2001 for the nine - month period was due to lower amortization of debt financing fees and expenses, most of which were written off in connection with our debt restructuring during the first quarter of this year.

Extraordinary Loss. In connection with our debt restructuring, we recognized a non-cash charge of $3.9 million during the quarter ended March 30, 2002. The charge consists of $2.0 million for the value of new and re-priced warrants as well as $1.9 million of unamortized bank fees and previous warrant valuation.

Amortization of Goodwill and Other Intangibles and Cumulative Effect of Change in Accounting Principle. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, on January 1, 2002. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company completed the transitional impairment test and has recorded a goodwill impairment charge of $12.5 million, related to our semiconductor burn-in segment as a cumulative effect of change in accounting principle in the first quarter of 2002. Under SFAS No. 142, we have elected to complete the required annual impairment test on the remaining goodwill balance during the fourth quarter. Subject to this evaluation, there may be additional goodwill impairment. Amortization of $277,000 and $830,000 during the quarter and nine months ended September 28, 2002, respectively, consists of amortization of other intangible assets, principally patents and trademarks.

Benefit From Income Taxes. During the quarters ended September 28, 2002 and June 29, 2002 we recognized no benefit or provision for income taxes due to our recent operating losses, near term projection for continued operating losses. Accordingly, we have carried a full valuation allowance on our net deferred tax benefit since December 31, 2001. During the quarter ended March 30, 2002 we recognized a tax benefit of $2.7 million resulting from recent legislation that extended the tax loss carry back period for 2001 and 2002 tax years from two to five years. The $2.7 million benefit consists entirely of an anticipated tax refund, which was received in July 2002. The benefit for income taxes during the quarter and nine-month periods ended September 29, 2001 was 24%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities (including the tax refund of approximately $2.7 million) was $0.8 million for the nine months ended September 28, 2002 as compared with $1.1 million during the nine months ended September 29, 2001. Without the tax refund, operating cash flow this year would have been negative, due primarily to lower sales volume. Capital expenditures were $0.6 million during the nine months ended September 29, 2002 as compared with $2.7 million during the prior year period. Capital expenditures consist primarily of purchased tooling and equipment to support our business. The level of capital expenditures will frequently change based on future changes in business plans, conditions of the Company and changes in economic conditions.

     Borrowings (net of repayments) under our Revolving Credit Facility ("Revolver") during the nine months ended September 29, 2002 were $535,000. Our aggregate Borrowing Availability under the Amended and Restated Loan Agreement would have been $3.6 million at September 28, 2002. However, under Amendment No. 2 and Temporary Waiver which is filed as an exhibit to this report on Form 10-Q, borrowing availability is now capped based upon our projected borrowing needs as submitted by the Company and as approved by the lenders on a monthly basis. The Company's borrowing cap for the month of October 2002 was $400,000.

     At June 29, 2002 and September 28, 2002 the Company was not in compliance with the minimum EBITDA, interest coverage and total debt to EBITDA covenants. The Company has received temporary waivers from its lenders through November 29, 2002 and is discussing longer term solutions with them. Based on current business conditions we do not expect to be in compliance with certain bank covenants for the fourth quarter of this year. Accordingly, although the Maturity Date of the Senior Credit Facility (the "Facility") is December 31, 2004, we have reported all debt as current at September 28, 2002.

     Failure to meet future debt covenants would constitute an event of default under the Facility. To avoid an event of default we are attempting to obtain waivers from our lenders, amend the Facility or secure alternative financing. If such waivers or financing are not available, there would be a material adverse effect on the Company and we would be forced to consider other alternatives. Under these scenarios, there can be no assurance that other alternatives would be available or that, if available, the terms and conditions would be satisfactory to the Company or not disadvantageous to our stockholders. Subject to the foregoing, we believe that our existing working capital and borrowing capacity together with funds generated from operations will be sufficient to fund our anticipated working capital, capital expenditure and debt payment requirements through the end of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. As a result of this pronouncement the Company will reclassify the previously recorded extraordinary loss on debt extinguishment as a non-operating loss beginning on January 1, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, Chief Executive Officer and President along with the Company's Vice President, Finance and Administration, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman of the Board, Chief Executive Officer and President along with the Company's Vice President, Finance and Administration, Chief Financial Officer and Treasurer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                                               PART II

                                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               See Note 6 to the Company's Condensed Consolidated Financial Statements (above).

 ITEM 5. OTHER INFORMATION

     The market price of our common stock has significantly declined during the past year. As a result, our common stock failed to achieve a minimum market value of publicly held shares of $5.0 million for a period of thirty days as required for continued listing on the Nasdaq National Market. The Company requested a transfer of the listing of its common stock from Nasdaq National Market to the Nasdaq SmallCap Market. Our request was granted. As a result, effective July 26, 2002, listing of our common stock was transferred to the Nasdaq SmallCap Market. Also on July 26, 2002 the Nasdaq Listing Qualifications Panel (the "Panel") notified us that for 30 consecutive days our common stock had traded below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310c(4). Therefore, in accordance with Nasdaq rules, we have been provided 180 calendar days or until January 22, 2003, to regain compliance. The Panel advised us that if, at any time before January 22, 2003 the bid price of our common stock closes above $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq Staff will provide written notice that the Company complies with this rule. If compliance with this rule is not demonstrated by January 22, 2003, Nasdaq Staff will determine whether the Company meets the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310c(2)(A). This rule requires the Company to meet one of three conditions, including having stockholders' equity of at least $5 million. We currently meet this condition. If we meet the initial listing criteria, the Panel has advised us that Staff will notify the Company that it will be granted an additional 180-day grace period to demonstrate compliance. Otherwise, Nasdaq may decide to delist the Company's common stock.

     On October 22, 2002 we received further notification from Nasdaq that for 30 consecutive days the Company's common stock had not maintained a minimum market value of publicly held shares ("MVPHS") of at least $1 million as required for continued inclusion on the Nasdaq SmallCap market pursuant to Marketplace Rule 4310c (7). In accordance with Marketplace Rule 4310c(8)(B), the Company will be provided 90 calendar days, or until January 21, 2003 to regain compliance. If, at any time before January 21, 2003, the MVPHS of our common stock is $1 million or more for 10 consecutive trading days, Nasdaq Staff will provide written notification that the Company complies with this rule. If compliance with the rule cannot be demonstrated by January 21, 2003, Nasdaq may decide to delist the Company's common stock.

     The Company would have the right to appeal any delisting decision. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq SmallCap, that the MVPHS of our common stock will meet the minimum listing requirements or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its Nasdaq SmallCap Market status, shares of our common stock would likely trade in the over-the-counter market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               10.1 Amendment No. 2 and Temporary Waiver, Exhibit A to Amendment No. 2 and Temporary Waiver omitted and filed separately with the Commission
               99.1 Chief Executive Officer Certification
               99.2 Chief Financial Officer Certification

               (b) Reports on Form 8-K

               NONE

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCD Inc. (Registrant)

Dated: November 12, 2002	/s/ John L. Dwight, Jr. John L. Dwight, Jr. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 12, 2002	/s/ John J. Sheehan III John J. Sheehan III Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John L. Dwight, Jr., certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of PCD Inc.;

    2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
        Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 12, 2002

                                                                                  /s/ John L. Dwight, Jr.
                                                                                  John L. Dwight, Jr.
                                                                                  Chairman of the Board, Chief
                                                                                  Executive Officer and President
                                                                                  (Principal Executive Officer)

                                                                                                            - 19 -

CERTIFICATIONS

I, John J. Sheehan III, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of PCD Inc.;

    2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
        Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 12, 2002

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
                                                                                  Vice President, Finance and
                                                                                  Administration, Chief Financial
                                                                                  Officer and Treasurer
                                                                                  (Principal Financial and Accounting Officer)

                                                                                                   - 20 -