Form 10-K
period 2002-12-31
PCD INC
filed 2003-03-31
CIK 1007594

               SECURITIES AND EXCHANGE COMMISSION

                                           WASHINGTON, D.C. 20549

                                                      FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes          No    X

As of June 29, 2002 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $3,037,152, based upon the closing sales price on the Nasdaq Stock Market for that date. As of March 13, 2003, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 8,951,945.

                                                                                 PCD INC.
                                                          ANNUAL REPORT ON FORM 10-K
                                                   For the Fiscal Year Ended December 31, 2002

                                                                    TABLE OF CONTENTS
PART I Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	Page 1 12 12 12

PART II Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9.
Market for Registrant's Common Equity and Related Stockholder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results Of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
	Changes in and Disagreements with Accountants on Auditing and Financial Disclosure	13 14 14 21 22 42

PART III Item 10. Item 11. Item 12. Item 13. Item 14.
Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management
Certain Relationships and Related Transactions
	Controls and Procedures	43 44 45 46 47

PART IV Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	48

Signatures		55

PART I

ITEM 1. BUSINESS

Recent Events

     As used herein, the terms "Company" and "PCD," unless otherwise indicated or the context otherwise requires, refer to PCD Inc. and its subsidiaries.

     On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation for $14 million, less assumed liabilities and has agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD Technology, Inc. ("UMD") for approximately $2 million plus assumed liabilities (the "Transactions"). On that same date, to facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume. Assuming approval of the company's reorganization plan by the bankruptcy court and the closing of these transactions (the "Plan"), PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD, as well as any additional cash on PCD's balance sheet after the close of the Transactions. The Company will then be liquidated. There will not be any distribution to shareholders upon liquidation.  There can be no assurance that the Plan will be approved by the Bankruptcy Court.  In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would likely convert the case to a liquidation under Chapter 7 of the Bankruptcy Code and engage in an orderly liquidation of its assets.

     PCD's lenders have agreed to terms and conditions to allow PCD to use its existing cash reserves and revenues from operations to meet all of its current operating requirements until the sales are completed. PCD's request to use the funds covered by its agreement with lenders was approved on March 25, 2003 by the Bankruptcy Court as part of the Company's first-day motions..

General

     PCD Inc. designs, manufactures and markets electronic connectors for use in semi-conductor burn-in, industrial interconnect and avionics industries. Electronic connectors, which enable an electrical current or signal to pass from one element to another within an electronic system, range from minute individual connections within an integrated circuit ("IC") to rugged, multiple lead connectors that couple various types of electrical/electronic equipment. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation. The electronic connector market is both large and broad. Bishop & Associates, a leading electronic connector industry market research firm, estimates the total 2002 worldwide market at $23.1 billion with more than 1,200 manufacturers. This represents a 9.6% drop in market volume from the previous year. Bishop indicates the North American market segment as $7.6 billion, which is a 13.5% decline from the year 2001. These changes are discussed in greater detail in the Market Overview section below.

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

     The Company's goal had been to identify and expand into selected electronic connector markets where it could establish a position of leadership. The Company has attempted to increase its presence in the markets in which it participates through internal investment in product development, and expansion of its existing product and customer base within each market.

     The Company was incorporated in Massachusetts on November 9, 1976 under the name Precision Connector Designs, Inc. In February 1996, the Company changed its name to PCD Inc. On March 21, 2003, PCD and its subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.

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

     Bishop & Associates estimates the total 2002 worldwide market at $23.1 billion. This market is highly fragmented with over 1,200 manufacturers. While many of these companies produce connectors which are relatively standard and often produced in large quantities, a substantial portion of the industry is comprised of companies which produce both proprietary and standard products in relatively low volumes for specialized applications. Fleck Research has identified over 1,100 separate electronic connector product lines presently offered in the marketplace.

     Although large and broad, the electronic connector market experienced - as did most of electronic industry - the worst downturn in its history during 2001 with an additional decline in 2002. According to Bishop and Associates, the market declined 19% from 2000 to 2001 and another 9.6% from 2001 to 2002, from $31.6 billion in 2000 to $25.6 billion in 2001 and to $23.1 billion in 2002 .

     PCD sales and profits during 2001 and 2002, as presented elsewhere in the report, were very significantly impacted by market conditions, and 2003 performance will be likewise related to the rate and nature of market recovery.

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

Strategy

The Company's goal had been to identify and expand into selected electronic connector markets where it can establish a position of leadership. The Company intended to increase its presence in the markets in which it participates through internal investment in product development and potential strategic acquisitions. The key elements of the Company's strategy had been to:

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

Grow Through Internal Product Development and Expansion of Existing Product and Customer Base: The Company has been committed to growing sales revenue at a rate that is higher than the connector industry projected growth rate. To accomplish this, the Company has invested heavily in new product development. Over the last five years the Company has spent approximately 5% of net sales on new product tooling. For 2002, 23% of sales were generated from products that were introduced in the last five years, including semiconductor burn-in sockets, specialty aircraft modules and interface modules and custom I/O terminal blocks for industrial applications.

Implement Reorganization and Cost Reductions: The Company took significant steps during 2001 and 2002 to restructure the organization and reduce costs. Production at the Wells-CTI Division manufacturing facility in South Bend, IN, was halted in October 2001, and stamping and molding operations for both Wells-CTI and the Industrial-Avionics Divisions were consolidated in Peabody, MA to reduce the effects of market volatility and maximize resources. Additional cost reductions were completed at each division in 2002.

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

Pin Grid Array Sockets: The pin grid array ("PGA") is a square or rectangular through-hole device. The pins are generally placed on the package before insertion of the die. The differentiating feature of the PGA is that the contacts are placed in an array over the bottom of the packaged device, rather than protruding from the sides of the device in a perimeter pattern, as with the QFP. As a result, the PGA offers greater lead density and smaller overall profile. This makes the PGA ideal for devices with high lead counts, in excess of 208, the upper range in which the QFP becomes difficult to handle. The micro pin grid array ("μ PGA") is a newer and higher density version of the PGA, and a prime focus of the Company's new product development work.

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

Application-Specific Avionics Connectors: Application-specific junction modules have been developed in conjunction with Boeing Commercial Aircraft for use on the 717-737-747-757-767 series of commercial aircraft and the C17 military transport. Application-specific relay sockets are marketed to Boeing subcontractors for the 777 commercial aircraft program and the C17 aircraft. Application specific junction modules which incorporate electronic components and circuitry into module packages are supplied to (among others) Bombardier and British Aerospace fore regional jet programs.

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

Customers

     In 2002, the Company sold its products to over 650 customers in a wide range of industries and applications. The top five customers of the Company in 2002, 2001, and 2000 accounted for 29%, 39% and 47% of net sales, respectively. In 2002, no single customer exceeded 10% of the Company's net sales but for the years 2001 and 2000, Micron Technology, Inc. accounted for 18% and 21% of net sales of the Company, respectively. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 32%, 20%, and 22% of the net sales of the Company in the years ended 2002, 2001, and 2000, respectively.

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

Intellectual Property

     The Company uses a combination of patents and other means to establish and protect its intellectual property rights in various products. Due to the nature of its products, the Company believes that intellectual property protection is less significant than the Company's ability to further develop, enhance and modify its current products. However, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents or other proprietary rights that cover or affect products that perform functions similar to those performed by products offered by the Company. There can be no assurance that, in the future, the Company's products will not be held to infringe patent claims of its competitors, or that the Company is aware of all patents containing claims that may pose a risk of infringement by its products.

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

Backlog

     The Company defines its backlog as orders that are scheduled for delivery within the next 12 months. The Company estimates that its backlog of unfilled orders was approximately $7.5 million at December 31, 2002 and December 31, 2001. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in manufacturing strategy and variations in demand for customer products due to, among other things, introductions of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Based on anticipated future volumes, the Company makes other significant decisions regarding the level of business it will accept, the timing of production and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay purchase orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. For these reasons, backlog may not be indicative of future demand or results of operations.

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

Employees

     As of December 31, 2002, the Company had 175 employees and 49 contract workers. The Company's 224 employees and contract workers include 186 in manufacturing and engineering, 16 in sales and marketing and 22 in administration. No employees are currently covered under collective bargaining arrangements.

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

     Risks Related to Proposed Asset Sales in Bankruptcy.

     On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. To facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume. Assuming approval of the Company's reorganization plan (the "Plan") by the bankruptcy court and the closing of these Transactions, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD, as well as any additional cash on PCD's balance sheet after the close of the transactions. The Company will then be liquidated with all proceeds going to the Company's secured creditors.

     During the bankruptcy period PCD will attempt to maintain normal and regular trade terms with its suppliers and customers. The Plan contemplates that our trade suppliers, employees and customers will not be adversely affected while PCD is in bankruptcy. PCD's lenders have agreed to terms and conditions to allow PCD to use its existing cash reserves and revenues from operations to meet all of its current operating requirements until the sales are completed. PCD's request to use the funds covered by its agreement with lenders was approved on March 25, 2003 by the Bankruptcy Court as part of the Company's first-day motions. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on normal terms acceptable to the Company, if at all, or that our customers will continue to do business or enter into new business with the Company.

     There can be no assurance that the Plan will be approved by the Bankruptcy Court. In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would likely convert the case to a liquidation under Chapter 7 of the Bankruptcy Code and engage in an orderly liquidation of its assets. All proceeds would go to the Company's secured creditors.

     General Company and Industry Risks.

     Senior Credit Facility Obligations. The Company has been in default under its credit facility with Fleet Bank and other lenders (the "Amended Senior Credit Facility") since June 29, 2002 and had received waivers from its lenders only through March 31, 2003. PCD's lenders, however, have agreed to terms and conditions to allow PCD to use its existing cash reserves and revenues from operations to meet all of its current operating requirements until the sales are completed. PCD's request to use the funds covered by its agreement with lenders was approved on March 25, 2003 by the Bankruptcy Court as part of the Company's first-day motions.

     Dependence on Semiconductor Burn-in Industry. The Company's semiconductor burn-in sockets are used by producers and testers of ICs and original equipment manufacturers ("OEMs"). For the years ended December 31, 2002, 2001 and 2000, the Company derived 44%, 48% and 69% of its net sales, respectively, from these products. Historically, the semiconductor burn-in industry has been driven by both the technology requirements and unit demands of the semiconductor industry. Depressed general economic conditions and cyclical downturns in the semiconductor industry have had an adverse economic effect on the semiconductor burn-in market. In addition, the product cycle of existing IC package designs and the timing of new IC package development and introduction can affect the demand for semiconductor burn-in sockets. The semiconductor industry has experienced a severe downturn in 2001 and 2002.

     Dependence on Principal Customers. During 2002, no customer accounted for 10% or more of net sales of the Company. Micron Technology, Inc. ("Micron"), a provider of DRAMs, SRAMs and other semiconductor components, was the largest customer of the Company in the years 2001 and 2000. Micron accounted for 18% and 21% of the net sales of the Company for the years ended December 31, 2001, and 2000, respectively. The Company does not have written agreements with any of its customers, including Micron, and therefore, no customer has any minimum purchase obligations. Accordingly, there can be no assurance that any of the Company's customers will purchase the Company's products beyond those covered by released purchase orders.

     International Sales and Operations. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 32%, 20% and 22% of the net sales of the Company in the years ended December 31, 2002, 2001 and 2000, respectively. International revenues are subject to a number of risks, including: longer accounts receivable payment cycles; exchange rate fluctuations; difficulty in enforcing agreements and intellectual property rights and in collecting accounts receivable; tariffs and other restrictions on foreign trade; withholding and other tax consequences; economic and political instability; and the burdens of complying with a wide variety of foreign laws. Sales made to foreign customers or foreign distributors may be denominated in either U.S. dollars or in the currencies of the countries where sales are made. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates and does not currently plan to do so. The Company's foreign sales and operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. The Company has an operating subsidiary in Japan, and sales and technical support operations in England. The laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States.

     Fluctuations in Operating Results. The variability of the level and timing of orders from, and shipments to, major customers may result in significant fluctuations in the Company's quarterly results of operations. The Company generally does not obtain long-term purchase orders or commitments but instead seeks to work closely with its customers to anticipate the volume of future orders. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. Cancellations, reductions or delays in orders by a customer or groups of customers could have a material adverse effect on the financial condition, results of operations and business of the Company. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors may include, among other things, customers' and competitors' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, shifts in the Company's product mix and changes or anticipated changes in economic conditions. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter could have a material adverse impact on the Company's results of operations for the quarter. Results of operations for any period should not be considered indicative of the results to be anticipated for any future period.

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

     Proprietary Technology and Product Protection. The Company's success depends in part on its ability to maintain the proprietary and confidential aspects of its products as they are released. The Company seeks to use a combination of patents and other means to establish and protect its proprietary rights. There can be no assurance, however, that the precautions taken by the Company will be adequate to protect the Company's technology. In addition, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents or other proprietary rights that cover or affect products that perform functions similar to those performed by products offered by the Company. .

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

     Dependence Upon Independent Distributors. Sales through independent distributors accounted for 43%, 29%, and 29% of the net sales of the Company for the years ended December 31, 2002, 2001, and 2000, respectively. The Company's agreements with its independent distributors are nonexclusive and may be terminated by either party upon 30 days written notice, provided that if the Company terminates the agreement with an independent distributor, the Company will be obligated to purchase certain of such distributor's pre-designated unsold inventory shipped by the Company within an agreed-upon period prior to the effective date of such termination. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. The Company grants to certain of its distributors limited inventory return and stock rotation rights. If the Company's distributors were to increase their general levels of inventory of the Company's products, the Company could face an increased risk of product returns from its distributors. There can be no assurance that the Company's historical return rate will remain at a low level in the future or that such product returns will not have a material adverse effect on the Company's financial condition, results of operations and business.

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

AVAILABLE INFORMATION

     Copies of all exhibits to this Form 10-K (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to John J. Sheehan III, PCD Inc., 2 Technology Drive, Centennial Park, Peabody, MA 01960. The Company's website is http://www.pcdinc.com. Stockholders may access, free of charge, through the Investor Relations portion of the website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     PCD, headquartered in Peabody, Massachusetts, operates leased production facilities in Peabody, Massachusetts (60,000 square feet), Phoenix, Arizona (29,000 square feet), and Yokohama, Japan (3,600 square feet). The Peabody facility is responsible for stamping and molding for all Company operations, and assembly, manufacturing automation development and quality assurance functions relating to industrial terminal blocks and avionics terminal blocks. The Phoenix facility is responsible for assembly and quality assurance functions relating to burn-in sockets, as well as related product design and development. The Yokohama facilities are responsible for design, assembly, manufacturing automation development and quality assurance for burn-in sockets. The Company also maintains distribution and technical sales support facilities in Northhampton, England. The Company believes that its facilities are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation for $14 million, less assumed liabilities and has agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD for approximately $2 million plus assumed liabilities. On that same date, to facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume. Assuming approval of the company's reorganization plan by the bankruptcy court and the closing of these transactions, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD, as well as any additional cash on PCD's balance sheet after the close of the Transactions. The Company will then be liquidated. There will not be any distribution to shareholders upon liquidation.

     PCD's lenders have agreed to terms and conditions to allow PCD to use its existing cash reserves and revenues from operations to meet all of its current operating requirements until the sales are completed. PCD's request to use the funds covered by its agreement with lenders was approved on March 25, 2003 by the Bankruptcy Court as part of the Company's first-day motions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the Nasdaq National Market of the Nasdaq Stock Market, Inc. under the symbol "PCDI" until July 26, 2002 when it was transferred to the Small Cap Market of the Nasdaq Stock Market Inc. On January 31, 2003, the Company's stock was delisted from Nasdaq and now trades on the Over-the-Counter Bulletin Board. The following table sets forth the reported high and low sale prices for the Common Stock for the periods indicated:

	High	Low
2002 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 2.06 1.54 1.02 0.32	$ 0.62 0.27 0.05 0.06

2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 8.69 7.44 5.54 3.00	$ 6.00 3.78 2.38 0.84

     On March 11, 2003, the last reported sale price for the Common Stock on the Over-the-Counter Bulletin Board Market was $0.03 per share. As of March 11, 2003, there were approximately 1,000 holders of record of Common Stock.

     The Company has never declared or paid any cash dividends on the Common Stock. The Company intends to apply proceeds from the Transactions to bank debt and to complete the liquidation of the Company. The Company will not pay dividends in the future nor will it distribute anything to shareholders upon liquidation.

     The Company's registrar and transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005.

ITEM 6. SELECTED FINANCIAL DATA

     The statement of operations data for the years ended 2002, 2001, and 2000 are derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of operations data for the years ended 1999 and 1998 are derived from audited consolidated financial statements on file with the Securities and Exchange Commission. The balance sheet data as of December 31, 2002, and 2001 is derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements on file with the Securities and Exchange Commission.

Year Ended December 31,
	2002	2001	2000	1999	1998
(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales
Gross profit
Impairment of long-lived assets and other intangible assets
Impairment of goodwill
Income (loss) from operations
Interest income (expense), net
Income (loss) before extraordinary item and
  cumulative effect of change in accounting principle
Extraordinary item, net of income tax benefit
Cumulative effect of change in accounting principle
Net income (loss)	$ 25,142 4,400 15,284 36,839 (57,763) (3,362) (57,794) (3,867) (12,500) (74,161)	$ 36,615 11,328 727 - (6,293) (3,417) (21,583) - - (21,583)	$61,957 28,467 - - 11,067 (4,630) 3,783 - - 3,783	$ 51,838 23,855 - - 5,636 (4,558) 679 - - 679	$ 64,391 37,060 - - 17,679 (8,813) 5,191 (888) - 4,303

Income (loss) per share, basic:
  Income (loss) before extraordinary item and
    cumulative effect of change in accounting principle
 Extraordinary item
 Cumulative effect of change in accounting principle
Net income (loss)	$ (6.46) (0.43) (1.40) $ (8.29)	$ (2.43) - - $ (2.43)	$ 0.44 - - $ 0.44	$ 0.08 - - $ 0.08	$ 0.69 (0.12) - $ 0.57

Income (loss) per share, diluted:
  Income (loss) before extraordinary item and
    cumulative effect of change in accounting principle
 Extraordinary item
 Cumulative effect of change in accounting principle
Net income (loss)	$ (6.46) (0.43) (1.40) $ (8.29)	$ (2.43) - - $ (2.43)	$ 0.42 - - $ 0.42	$ 0.08 - - $ 0.08	$$ 0.64 (0.11) - $ 0.53

Weighted Average Shares: Basic Diluted	8,947 8,947	8,890 8,890	8,624 9,088	8,521 9,049	7,487 8,168

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data: Working capital (deficit) Total assets Total debt Stockholders' equity (deficit)	$ (35,205) 14,631 40,885 (30,913)	$ 5,187 86,837 39,612 41,143	$ (10,934) 109,113 35,873 62,547	$ (12,910) 114,786 49,600 58,024	$ (11,839) 119,104 55,700 57,277

________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In 2002, net sales of the Company decreased to $25.1 million from $36.6 million in 2001. Of this decrease, $6.5 million was due to lower shipments of burn-in sockets resulting from the continued weak demand from semiconductor manufacturers due mainly, we believe to the persistent downturn in the electronics industry. Of the remaining decrease, $5.0 million was due to reduced shipments of our interconnect products to aircraft manufacturers. The Company realized approximately 23% of its net sales in 2002 from products introduced in the last five years. The Company distributes its products through a combination of its own dedicated direct sales force, a worldwide network of manufacturers' representatives and authorized distributors. Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 32%, 20%, and 22% of the net sales of the Company in the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table sets forth the relative percentages of the total net sales of the Company attributable to each of the Company's product categories for the periods indicated.

Product Categories	2002	2001	2000
Semiconductor burn-in sockets Industrial interconnects Avionic terminal blocks and sockets Total	44.0% 25.8 30.2 100.0%	48.0% 18.3 33.7 100.0%	68.5% 14.2 17.3 100.0%

Results of Operations

     The following table sets forth certain items from the Company's Consolidated Statements of Operations as (1) a percentage of net sales and (2) the percentage period-to-period change in dollar amounts of such items for the periods indicated. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Year Ended December 31, Period-to-Period Change

	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Net sales Gross profit Income (loss) from operations Non-operating expense, net Cumulative effect of change in accounting principle Extraordinary loss on debt extinguishment Net income (loss)	100.0% 17.5 (229.7) (13.4) (49.7) (15.4) (295.0)	100.0% 30.9 (17.2) (9.3) - - (58.9)	100.0% 45.9 17.9 (7.5) - - 6.1	(31.3%) (61.2) (817.9) (1.6) (100.0) (100.0) (243.6)	(40.9%) (60.2) (156.9) (26.2) - - (670.5)

Years Ended December 31, 2002 and 2001

     Net Sales. Net sales decreased 31% to $25.1 million for 2002, from $36.6 million in 2001. Net sales of $11.1 million in the semiconductor burn-in socket product lines were down $6.5 million or 37% from 2001. The net sales decrease in this business can be attributed largely to the continued weak market conditions in the semiconductor industry during 2002 and in part by the significant sales backlog to start 2001 vs. 2002. Incoming orders for burn-in sockets declined $1.2 million or 10% to $10.7 million in 2002. Industrial/Avionics division net sales of $14.1 million were down $5.0 million or 26% from 2001 mainly as a result of decreased orders from aircraft manufacturers in 2002. Incoming orders for avionics interconnect products declined $4.1 million or 34% to $8.1 million in 2002. Incoming orders for industrial interconnect products approximated $6.5 million in both 2002 and 2001.

     Gross profit. Gross profit decreased by $6.9 million or 61.2% in 2002 from $11.3 million in 2001. As a percentage of net sales, gross profit was 17.5% in 2002 and 30.9% in 2001. The lower gross profit percentage in 2002 was the result of several factors. First, lower sales volume in 2002 contributed 13 percentage points to the gross margin decline. Second, non-cash inventory write-downs of approximately $1.5 million during 2002 (including $900,000 during the fourth quarter) reduced gross margin by an additional 5 percentage points, mainly due to reduced demand in some of our Wells-CTI product lines. Finally, the product mix shift away from higher margin avionics and burn-in products to industrial products contributed 1% to the gross margin reduction. The negative factors impacting gross profit percentage in 2002 were partly offset by the positive impact of a $1.9 million reduction in manufacturing overhead expense, due to cost reductions implemented at Wells-CTI during 2002 and 2001 and at the Industrial/Avionics division in 2002. These reductions included layoffs, attrition, salary and hiring freezes, and the closing of Wells-CTI's South Bend, Indiana plant during the fourth quarter of 2001.

     Operating expenses. Operating expenses include selling, general and administrative expenses and costs of product development. Operating expenses decreased by $2.9 million to $9.0 million in 2002. Of this decrease, $157,000 was due to lower selling expenses directly attributed to lower sales volume. Of the remaining decrease, $1.9 million occurred at the Wells-CTI division due mainly to cost reductions implemented in 2001 and 2002. In addition operating expenses at the Industrial/Avionics division were reduced by approximately $864,000 in 2002 due to reduced headcount and to increased control over discretionary spending.

     Restructuring Costs. In connection with our 2001 South Bend, IN plant closure we recorded a restructuring charge of $773,000 for employee-related costs of $134,000 and continuing lease obligations of $639,000 in 2001. We reached a settlement with the lessor to exit the lease for $342,000 and the accrued restructuring liability has been adjusted by $81,000 to reflect this settlement.

     Impairment of Long-Lived and Intangible Assets and Amortization. In connection with our 2001 South Bend, IN plant closure and restructuring we recorded an impairment charge of $727,000 in our Wells-CTI segment related to equipment and improvements that were abandoned. During 2002, we recorded amortization of $1.1 million as compared to $4.2 million in 2001. An additional impairment charge of $15.3 million consisting of $9.3 million of intangible assets and $6.0 million of fixed assets. This impairment to write down long-lived assets was based on the fair value of the Wells-CTI business as determined by our proposed sale of our Wells-CTI division to UMD.

     Goodwill Impairment. During 2002 we adopted SFAS No. 142 and recorded a transitional impairment charge of $12.5 million during the first quarter as a cumulative effect of a change in accounting principle. This charge was based on discounted cash flow analysis for the Wells-CTI semiconductor burn in division. This goodwill originated from our acquisition of Wells-Electronics in 1997. We completed our required annual impairment test of goodwill as of December 31, 2002 and recorded an additional impairment of $36.8 million. The impairment to write down our goodwill was based on the fair value of the Wells-CTI reporting unit as determined by our proposed sale of our Wells-CTI division to UMD.

     Extraordinary Loss on Debt Extinguishment. On February 27, 2002, the Senior Credit Facility was amended and restated. In connection with the February 2002 agreement, the lenders received warrants, exercisable immediately and for a period of ten years, to purchase 1,450,000 shares of common stock of the Company at $0.01 per share. In addition, lenders' existing warrants to purchase 203,949 shares of the Company's common stock at $4.90 per share were re-priced to $0.01 per share. The new and re-priced warrants were valued at $2.0 million utilizing the Black Scholes pricing method. The assumptions utilized under the Black Scholes method were 96% volatility, 1.82% riskless rate of return, no dividends and a term of ten years. We accounted for this transaction as an extinguishment of the existing debt and issuance of new debt under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and EITF No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments. This transaction resulted in an extraordinary loss in the amount of $3.9 million in the first quarter of 2002. Included in this loss is the cost of the repriced warrants and the new warrants issued to the lenders ($2.0 million), unamortized bank fees on the old debt ($1.7 million) and the remaining unamortized bank warrant ($125,000).

     Non-operating Expense, net. Interest expense was $3.4 million in 2002 as compared with $3.3 million in 2001. Interest expense includes interest on the Senior Credit Facility of which the average outstanding balance was up $4.4 million from 2001. The higher average debt balance and lower interest rates in 2001 accounted for the decreased interest expense.

     Provision for Income Taxes. In 2002 no tax benefit for losses incurred was recorded except for a net benefit of $3.3 million primarily due to a tax refund of approximately $2.7 million. The tax refund was a result of the Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 ("the Act"). Under the Act, companies are allowed to carry back tax operating losses for a period of five years instead of two. In 2001, no tax benefit was recorded for losses incurred.  The Company recorded a $14.1 million valuation allowance against its deferred tax assets, as based on the weight of available evidence it was more likely than not these assets would not be recoverable.

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

     Restructuring Costs and Impairment of Long Lived Assets. During the third quarter of 2001 the Company's senior management approved plans to close the South Bend, Indiana manufacturing plant. The plant closure resulted in the Company eliminating 39 positions from all levels and vacating approximately 50,000 square feet of space. Management has estimated the plant closure will result in annualized savings of $1.7 million. The Company recorded a restructuring charge of $773,000 for employee-related costs of $134,000 and vacation of leased space of $639,000. The Company also wrote off $235,000 of obsolete South Bend inventory through cost of sales. In addition, the Company wrote off $727,000 of equipment and improvements that were abandoned. The plant closure is substantially complete and as of December 31, 2001 the balance of accrued restructuring charges is $556,000. Amounts accrued in this balance are primarily rent and other facility - related costs.

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

Liquidity and Capital Resources

     Cash provided by operating activities in 2002 was $309,000, compared to cash used in operating activities of $10,000 in 2001. Net borrowings in 2002 were $1.1 million and were used to fund capital expenditures of approximately $0.6 million and a portion of loan interest and fees. The Company currently anticipates that its capital expenditures until completion of the Transactions will be in the range of $100,000 to $150,000 and will consist primarily of purchased tooling and equipment required to support the Company's business. At December 31, 2002 and 2001, borrowings of $40.9 million (excluding accrued and unpaid interest of $1.1 million) and $39.8 million were outstanding under the Senior Credit Facility at weighted average interest rates of 6.46% and 5.18%, respectively.

     On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation for $14 million, less assumed liabilities and has agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD for approximately $2 million plus assumed liabilities. On that same date, to facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume. Assuming approval of the Company's reorganization plan by the bankruptcy court and the closing of these Transactions, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD, as well as any additional cash on PCD's balance sheet after the close of the Transactions. The Company will then be liquidated. There will not be any distribution to shareholders upon liquidation. The Company believes that its existing cash and cash flow from operations will be sufficient to fund its anticipated working capital and capital expenditure requirements until completion of the Transactions.  There can be no assurance that the Plan will be approved by the Bankruptcy Court.  In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would likely convert the case to a liquidation under Chapter 7 of the Bankruptcy Code and engage in an orderly liquidation of its assets.

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

	Interest Rate	Maximum Loan Commitment	Loan Amount	Principal repayment schedule 2003 2004		Maturity Date
Revolving Credit Loan (A-1) (1) (6) Revolving Credit Loan (A-2) (2) (6)	Variable Variable	$ 2,500 17,500				12/31/04 12/31/04
Term Loan A (3)	Variable		$ 10,000	$ 3,000	$ 7,000	12/31/04
Term Loan B-1 (4) Term Loan B-2 (4)	Fixed - 8% Fixed - 10%	$ 20,000	8,000 6,000 $ 24,000	$ 3,000	8,000 6,000 $21,000	12/31/04 12/31/04

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
     Principal repayments are $500,000 during the first and second quarters of 2003, $1.0 million each succeeding quarter, with the balance due at the Maturity Date.
(4) Interest and principal are due and payable at the Maturity Date.
(5) Cash balances in excess of $1.0 million must be used to retire debt.
(6) Borrowing availability is capped based upon lender approved, monthly projected borrowing needs of the Company.

    At December 31, 2002, the Company was not in compliance with the minimum EBITDA, interest coverage and total debt to EBITDA covenants. We received temporary waivers from our lenders through March 31, 2003 and filed for Bankruptcy on March 21, 2003. Based on our current business conditions and March 21, 2003 bankruptcy filing, we do not expect to be in compliance with certain bank covenants in the future. Accordingly, although the Maturity Date of the Senior Credit Facility is December 31, 2004, we have reported all debt as a current liability at December 31, 2002 in conformity with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor.

Critical Accounting Policies

     The Company believes the following represents its critical accounting policies:

     Revenue Recognition. The Company recognizes revenue once four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue is recognized upon shipment to customers. The Company grants to certain of its distributors limited return and stock rotation rights. Historically, the Company's return rate has been insignificant.

    Goodwill and Intangible Assets.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss. Impairment losses that arose due to the initial application of this standard were reported as a cumulative effect of a change in accounting principle.

     Impairment of Long-Lived Assets. On January 1, 2002, the Company adopted Statement of Financial Account Standards ("SFAS") No. 144, Accounting for the Impairment of Long-lived Assets. Accordingly, upon indication of possible impairment, we evaluate the recovery of held-for-use long- lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. The following circumstances would be considered important and could lead to an impairment review; significant changes in the manner of our using the asset, negative industry or economic trends and underperformance relative to projected operating results.

   Warranty. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. The Company estimates the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

     Income Taxes. A valuation allowance is provided against the net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event the Company determines in the future that the deferred tax assets in excess of its carrying amount can be realized, then an adjustment to the valuation allowance would increase net income in the period such determination was made.

Recent Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses.  The extraordinary loss currently presented by the Company will be reclassified as an other non-operating item upon adoption.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes the FASB's Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan are now recognized when the liability is incurred. This standard will impact any future restructuring the Company approves on or after January 1, 2003.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is currently assessing the impact of the recognition and measurement provisions of this interpretation on the Company's results of operations and financial condition and has not yet determined the impact of adoption.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock based compensation plans. We intend to continue to apply the provisions of APB No. 25.

Contractual Obligations and Commercial Commitments

The following table presents the Company's contractual obligations and commercial commitments as of December 31, 2002 over the next five years and thereafter (in thousands):

Payments Due by Period

Contractual Obligations	Amount	Less than one year	1-3 years	4-5 years	After 5 years

Term Loan A Term Loan B-1 Term Loan B-2 Revolving Credit Loans Operating Leases Total Contractual Cash Obligations	$ 10,000 8,000 6,000 16,885 2,449 $ 43,334	$10,000 8,000 6,000 16,885 648 $41,533	$ - - - - 796 $ 796	$ - - - - 533 $ 533	$ - - - - 472 $ 472

Commitment Expiration by Period

Commercial Commitments	Amount	Less than one year	1-3 years	4-5 years	After 5 years

Revolving Credit Loan A-1 Revolving Credit Loan A-2 Total Commercial Commitments	$ 2,500 17,500 $ 20,000	$ 2,500 17,500 $ 20,000	$ - - $ -	$ - - $ -	$ - - $ -

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

ITEM 7A. MARKET RISK

Interest Rate Risk

     PCD is exposed to fluctuations in interest rates in connection with its Amended Senior Credit Facility.  The potential increase in the fair value of its term loan resulting from a hypothetical 10% decrease in interest rates at December 31, 2002 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to the Consolidated Financial Statements	Page 23 24 25 26 27 28

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PCD, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of PCD, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on March 21, 2003, the Company filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process, the Company's recurring losses from operations and non-compliance with bank covenants raise substantial doubt about the Company's ability to continue as a going concern. Managment's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and its method of accounting for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2003

PCD INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

December 31,
	2002	2001
ASSETS

Current assets: Cash Accounts receivable - trade (less allowance for uncollectible accounts of $192 in 2002 and $691 in 2001) Inventory Prepaid expenses and other current assets Total current assets	$ 919 4,639 4,295 486 10,339	$ 543 4,010 6,047 669 11,269
Equipment and improvements, net Goodwill, net Intangible assets, net Debt financing fees Other assets Total assets	3,604 - - 321 367 $14,631	13,501 49,339 9,343 1,897 1,488 $86,837

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities: Short-term debt Current portion of long-term debt Accounts payable - trade Accrued liabilities Total current liabilities	$16,885 24,000 1,483 3,176 45,544	$ - - 1,877 4,205 6,082
Long-term debt, revolver Long-term debt, term loan Total liabilities	- - 45,544	15,700 23,912 45,694

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity (deficit):
Preferred stock - $0.10 par value; 1,000,000 shares authorized; no shares issued
Common stock - $0.01 par value; 25,000,000 shares authorized;
  8,951,945 and 8,933,770 shares issued and outstanding in 2002 and
  2001, respectively
Additional paid-in capital
Accumulated deficit
Accumulated other comprehensive income (loss)
Total stockholders' equity (deficit)	90 64,866 (95,909) 40 (30,913)	89 62,849 (21,748) (47) 41,143
Total liabilities and stockholders' equity (deficit)	$14,631	$86,837

The accompanying notes are an integral part of these consolidated financial statements.

PCD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Years Ended December 31,
	2002	2001	2000
Net sales
Cost of sales
  Gross profit
Operating expenses
Restructuring costs
Impairment of long-lived assets and other intangible assets
Impairment of goodwill
Amortization
  Income (loss) from operations
Interest and other income (expense), net
Interest expense
Income (loss) before income taxes,
  extraordinary loss on debt extinguishment and
  cumulative effect of change in accounting principle
Provision for (benefit from) income taxes
Income (loss) before
  extraordinary loss on debt extinguishment and
  cumulative effect of change in accounting principle
Extraordinary loss on debt extinguishment
Cumulative effect of change in accounting principle
Net income (loss)	$ 25,142 20,742 4,400 9,015 (81) 15,284 36,839 1,106 (57,763) 12 (3,374) (61,125) (3,331) (57,794) 3,867 12,500 $ (74,161)	$ 36,615 25,287 11,328 11,931 773 727 - 4,190 (6,293) (74) (3,343) (9,710) 11,873 (21,583) - - $ (21,583)	$ 61,957 33,490 28,467 13,210 - - - 4,190 11,067 (253) (4,377) 6,437 2,654 3,783 - $ 3,783

Income (loss) per share, basic:
  Income (loss) before extraordinary item and
    cumulative effect of change in accounting principle
 Extraordinary loss on debt extinguishment
 Cumulative effect of change in accounting principle
Net income (loss)	$ (6.46) (0.43) (1.40) $ (8.29)	$ (2.43) - - $ (2.43)	$ 0.44 - - $ 0.44

Income (loss) per share, diluted:
  Income (loss) before extraordinary item and
    cumulative effect of change in accounting principle
 Extraordinary loss on debt extinguishment
 Cumulative effect of change in accounting principle
Net income (loss)	$ (6.46) (0.43) (1.40) $ (8.29)	$ (2.43) - - $ (2.43)	$ 0.42 - - $ 0.42

Weighted average number of common and common equivalent shares outstanding: Basic Diluted	8,947 8,947	8,890 8,890	8,624 9,088

The accompanying notes are an integral part of these consolidated financial statements.

PCD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years Ended December 31, 2000, 2001 and 2002
(In thousands, except share amounts)

					Accumulated	Total
			Additional		Other	Stockholders
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)	Income (loss)

Balance, December 31, 1999	8,561,735	$ 86	$61,913	$(3,948)	$ (27)	$58,024

Comprehensive income:
Net income
Foreign currency translation adjustment, net of taxes of $8
  Comprehensive income
Employee stock purchase plan
Exercise of stock options
Exercise of warrant
Valuation of Stock Warrant
Tax benefit from stock options exercised
Balance, December 31, 2000	9,737 90,350 150,000 8,811,822	1 1 88	42 116 149 289 133 62,642	3,783 (165)	9 (18)	3,783 9 42 117 150 289 133 62,547	$ 3,783 9 $ 3,792

Comprehensive income:
Net income
Foreign currency translation adjustment, net of tax benefit of $27
  Comprehensive income
Employee stock purchase plan
Exercise of stock options
Balance, December 31, 2001	11,948 110,000 8,933,770	1 89	48 159 62,849	(21,583) (21,748)	(29) (47)	(21,583) (29) 48 160 41,143	$ (21,583) (29) $ (21,612)

Comprehensive loss:
Net loss
Foreign currency translation adjustment, net of taxes of $74
  Comprehensive loss
Employee stock purchase plan
Exercise of stock options
Valuation of Stock Warrant
Balance, December 31, 2002	13,925 4,250 8,951,945	1 $ 90	12 5 2,000 $ 64,866	(74,161) $(95,909)	87 $ 40	(74,161) 87 13 5 2,000 $(30,913)	$ (74,161) 87 $ (74,074)

The accompanying notes are an integral part of these consolidated financial statements.

PCD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
  Net income (loss)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation
    Amortization
    (Gain)/loss on disposal of equipment
    Impairment of long-lived assets
    Impairment of goodwill
    Tax refunds
    Tax benefit from stock options exercised
    Provision for deferred taxes
    Cumulative effect of change in accounting principle
    Loss on debt extinguishment
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventory
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Accrued liabilities
Net cash provided by (used in) operating activities	$ (74,161) 4,699 1,405 6 15,284 36,839 - - - 12,500 3,867 (576) 957 203 (119) (440) (155) 309	$ (21,583) 4,810 4,910 15 727 - - - 11,120 - - 4,370 2 111 39 (3,052) (1,479) (10)	$ 3,783 4,885 4,729 13 - - 1,380 133 1,082 - - (1,925) (825) (92) 45 1,416 2,584 17,208
Cash flows from investing activities: Proceeds from sale of machinery and equipment Equipment and improvements expenditures Net cash used in investing activities	18 (623) (605)	37 (3,244) (3,207)	- (3,037) (3,037)
Cash flows from financing activities:
  Borrowings of short-term debt
  Payments of short-term debt
  Payments of long-term debt
  Proceeds from employee stock purchase plan
  Proceeds from exercise of common stock options
  Proceeds from exercise of warrant
  Deferred financing and loan amendment fees
Net cash provided by (used in) financing activities	3,850 (2,665) (50) 13 5 - (448) 705	8,400 - (4,750) 48 160 - (953) 2,905	- (4,700) (8,800) 42 117 150 (768) (13,959)
Net increase (decrease) in cash Effect of exchange rate on cash Cash and cash equivalents at beginning of year Cash and cash equivalents at end of year	409 (33) 543 $ 919	(312) 18 837 $ 543	212 (27) 652 $ 837

Supplemental disclosures of cash flow information: Cash paid during the year for: Interest Income taxes	$ 1,674 $ 504	$ 2,919 $ 955	$ 3,436 $ 302

The accompanying notes are an integral part of these consolidated financial statements

PCD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share amounts)

1.  Nature of Business:

    PCD Inc. (the "Company" or "PCD") is engaged principally in designing, manufacturing and marketing electronic connectors for use in semiconductor burn-in applications, industrial equipment and avionics. Electronic connectors are used in virtually all electronic systems, including data communications, telecommunications, computers and computer peripherals, industrial controls, automotive, avionics and test and measurement instrumentation.

     The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code as described below (Note 9).  The uncertainty inherent in the bankruptcy process, the Company's recurring losses from operations and non-compliance with debt covenants raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans with regards to these matters are as follows.

     On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation for $14 million, less assumed liabilities and has agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD for approximately $2 million plus assumed liabilities. To facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume. Assuming approval of the company's reorganization plan by the bankruptcy court and the closing of these transactions, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD, as well as any additional cash on PCD's balance sheet after the close of the transactions. The Company will then be liquidated.  There can be no assurance that the Plan will be approved by the Bankruptcy Court.  In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would likely convert the case to a liquidation under Chapter 7 of the Bankruptcy Code and engage in an orderly liquidation of its asssets.

     PCD's lenders have agreed to terms and conditions to allow PCD to use its existing cash reserves and revenues from operations to meet all of its current operating requirements until the sales are completed. PCD's request to use the funds covered by its agreement with lenders was approved on March 25, 2003 by the Bankruptcy Court as part of the Company's first-day motions.

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

    Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents. The Company had all its cash in interest bearing accounts at December 31, 2002 and December 31, 2001.

    Concentrations of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Collateral is not required for trade receivables, but ongoing credit evaluations of customer's financial condition are performed. Additionally, the Company maintains reserves for potential credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivables. The activity related to the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Balance at Beginning of Year	Additions Charged (Credits) to Costs and Expenses	Deductions	Balance End of Year
2002	$691	$(201)	$(298)	$192
2001	$347	$ 372	$(28)	$691
2000	$367	$ 33	$(53)	$347

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

    Inventory

    Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market. The Company maintains a reserve for inventory items to provide for the estimated amount of inventory that is excess. The reserve is based upon an assessment of inventory materials on hand as compared to its estimated future usage. The activity related to the inventory reserve for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance End of Year
2002	$ 914	$1,329	$(856)	$1,387
2001	$1,247	$ 741	$(1,074)	$ 914
2000	$1,235	$2,362	$(2,350)	$1,247

    Research and Development

    Research and development costs are charged to expense as incurred.

    Warranty

    The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. The Company estimates the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The following table summarizes the results of the Company's warranty reserve for the year December 31, 2002:

Balance, December 31, 2001 Accruals related to warranties issued in 2002 Accruals related to pre-existing warranties and changes in estimates Settlements made Balance, December 31, 2002	$ 149 155 (47) (122) $ 135

    Net Income (Loss) Per Common Share

    The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share for each of the years ended December 31, 2002, 2001 and 2000.

	Net Income (Loss)	Shares	Per Share Amount
For the year ended December 31, 2002 Basic and diluted loss	$ (74,161)	8,947	$ (8.29)
For the year ended December 31, 2001 Basic and diluted loss	$ (21,583)	8,890	$ (2.43)
For the year ended December 31, 2000 Basic earnings Assumed exercise of options (treasury method) Diluted earnings	$ 3,783 - $ 3,783	8,624 464 9,088	$ .44 - $ 0.42

In 2002, 2001 and 2000, anti-dilutive Common Stock equivalents of 547, 569 and 145 shares, respectively, were not included in the calculation of diluted EPS.

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

    Goodwill and Intangible Assets

    Goodwill represents costs in excess of net assets of the business acquired. Prior to the year ended December 31, 2002, goodwill was accounted for in accordance with Accounting Principles Board ("APB") No. 17, Intangible Assets and was amortized on a straight-line basis over the expected periods to be benefited. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss. Impairment losses that arose due to the initial application of this standard were reported as a cumulative effect of a change in accounting principle.

    Impairment of Long-Lived Assets.

     On January 1, 2002, the Company adopted Statement of Financial Account Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets". Accordingly, upon indication of possible impairment, we evaluate the recovery of held-for-use long- lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. The following circumstances would be considered important and could lead to an impairment review; significant changes in the manner of our using the asset, negative industry or economic trends and underperformance relative to projected operating results.

     The Company's long-lived assets primarily consist of equipment and improvements. In connection with our 2001 South Bend, IN plant closure and restructuring we recorded an impairment charge of $727 in our Wells-CTI segment related to equipment and improvements that were abandoned. During 2002 we recorded an additional impairment charge of $15,284 consisting of $9,343 of intangible assets and $5,941 of fixed assets. This impairment was based on the fair value of the Wells-CTI reporting unit as determined by our proposed sale of our Wells-CTI division to UMD.

    Foreign Currency Translation Adjustment

    The functional currency of the Company's foreign operation is the foreign subsidiary's local currency. Assets and liabilities of the foreign subsidiary are translated using the current exchange rate in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates for the period. The resulting translation adjustments are recorded as a component of stockholders' equity. Gains resulting from foreign currency transactions of approximately $25 and $16 are included in other expense in 2002 and 2001, respectively.

    Stock Based Compensation

    The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2002, 2001, and 2000 would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income (loss), as reported Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects Pro forma net income (loss)	$(74,161) (38) $(74,199)	$(21,583) (395) $(21,978)	$ 3,783 (249) $ 3,534

Earnings (loss) per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$(8.29) $(8.29) $(8.29) $(8.29)	$(2.43) $(2.47) $(2.43) $(2.47)	$ 0.44 $ 0.41 $ 0.42 $ 0.39

Supplemental Disclosure for Stock Based Compensation:

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield Expected volatility Risk free interest rate Expected life (years)	None 100.0% 3.1% 5.0	None 72.44% 3.7% 5.0	None 119.3% 5.0% 5.0

      Weighted average fair value of options granted at fair value at date of grant:

2002 2001 2000	$ 0.21 $ 3.07 $ 5.44

      The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts.

Recent Accounting Pronouncements

     In May 2002, the FASB, issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses. The extraordinary loss currently presented by the Company will be reclassified as an other non-operating item upon adoption.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes the FASB's Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan are now recognized when the liability is incurred. This standard will impact any future restructuring the Company approves on or after January 1, 2003.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is currently assessing the impact of the recognition and measurement provisions of this interpretation on the Company's results for operations and financial condition and have not yet determined the impact of adoption

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock based compensation plans.  We intend to continue to apply the provisions of APB No. 25.

3.  Inventory:

    Inventory consisted of the following at December 31:

	2002	2001
Raw materials and finished subassemblies Work in process Finished goods Total	$ 2,940 26 1,329 $ 4,295	$ 5,069 14 964 $ 6,047

4.  Equipment and Improvements:

    Equipment and improvements consisted of the following at December 31:

	Estimated Useful Life In Years	2002	2001
Tools, dies and molds
Machinery and equipment
Office furniture and fixtures
Computer software
Transportation equipment
Leasehold improvements

Less accumulated depreciation

Capital expenditures in progress
Equipment and improvements, net	5 10 5 3 4 Shorter of lease term or useful life	$ 4,250 4,167 1,747 1,006 - 687 11,857 8,392 3,465 139 $ 3,604	$22,175 5,991 2,710 1,373 53 945 33,247 20,445 12,802 699 $13,501

    Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $4,699, $4,810, and $4,885 million, respectively.

5.  Intangible Assets and Goodwill:

     During 2002 we adopted SFAS No. 142 and recorded a transitional impairment charge of $12,500 during the first quarter as a cumulative effect of a change in accounting principle. This charge was based on discounted cash flow analysis for the Wells-CTI semiconductor burn in division. This goodwill originated from our acquisition of Wells-Electronics in 1997. We completed our required annual impairment test of goodwill as of December 31, 2002 and recorded an additional impairment of $36,839. This impairment was based on the fair value of the Wells-CTI reporting unit as determined by our proposed sale of our Wells-CTI division to UMD.

     The following is a rollforward of balance of goodwill (which has all been allocated to our semiconductor burn-in segment) for the year ended December 31, 2002 and December 31, 2001:

Goodwill Balance at December 31, 2000 Amortization Balance at December 31, 2001 Cumulative effect of change in accounting principle Additional impairment loss Balance at December 31, 2002	$52,423 (3,084) 49,339 (12,500) (36,839) $ -

     The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the years ended December 31, 2001 and 2000:

Income (Loss) per share
	Income (Loss)	Basic	Diluted
For the year ended December 31, 2001 Reported net loss Goodwill amortization, net of taxes Adjusted net loss	$(21,583) 3,084 $(18,499)	$ (2.43) 0.35 $(2.08)	$(2.43) 0.35 $(2.08)
For the year ended December 31, 2000 Reported net loss Goodwill amortization, net of taxes Adjusted net loss	$ 3,783 1,812 $ 5,595	$ 0.44 0.21 $ 0.65	$ 0.42 0.20 $ 0.62

     At December 31, 2002 we recorded an additional impairment charge of $9,343 related to the intangible assets of our Wells-CTI segment. This impairment was based on the fair value of the Wells-CTI business as determined by our proposed sale of our Wells-CTI division to UMD.

     At December 31, 2001, intangible assets comprised of patented technology with a basis of $10,384 and accumulated amortization of $2,077; and tradenames/trademarks with a basis of $3,109 and accumulated amortization of $2,073, which were being amortized over their estimated economic lives of 20 years and 6 years, respectively. During the year ended December 31, 2002, the Company recorded amortization of $1,106. As discussed above, the Company recorded an impairment charge of $9,343 during 2002 relating to such intangibles.

6.  Accrued Liabilities:

    Accrued liabilities consisted of the following at December 31:

	2002	2001
Compensation and benefits Commissions Income taxes payable Interest Professional fees Restructuring charges Other Total	$ 476 179 247 1,076 307 386 505 $ 3,176	$ 798 139 1,076 22 363 556 1,251 $ 4,205

7.  Line of Credit and Long-Term Debt:

    On December 26, 1997, the Company entered into a secured Revolving Credit Agreement ("Revolver") and secured term loan agreements (collectively referred to as the "Senior Credit Facility") with several banks. On February 27, 2002, the Senior Credit Facility was replaced by an Amended and Restated Loan Agreement comprised of a $20,000 Revolving Credit Loan and secured term loans aggregating $24,000 (collectively referred to as the "Amended Senior Credit Facility"). The Amended Senior Credit Facility is collateralized by all of the assets of PCD and its subsidiaries. In conjunction with the Amended Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc. and CTI Technologies, Inc.) each entered into a stock pledge agreement pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets.

    In connection with Amended Senior Credit Facility, the lenders received warrants, exercisable immediately and for a period of ten years, to purchase 1,450 shares of common stock of the Company at $0.01 per share. In addition, warrants previously issued in 2000 to the lenders to purchase 204 shares of the Company's common stock at $4.90 per share were re-priced to $0.01 per share. The new and re-priced warrants were valued at $2,000 utilizing the Black Scholes pricing method. The assumptions utilized under the Black Scholes method were 96% volatility, 1.82% riskfree rate of return, no dividends and a term of ten years.

    The replacement of the Senior Credit Facility with the Amended Senior Credit Facility was accounted for as an extinguishment of the existing debt and an issuance of new debt under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and Emerging Issues Task Force ("EITF") 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments. The transaction resulted in an extraordinary loss of $3,900 in 2002. Included in this loss are the cost of the re-priced warrants. the new warrants issued to the lenders ($2,100) and unamortized bank fees on the old debt ($1,800).

The key provisions of the Amended Senior Credit Facility are summarized in the table below:

	Interest Rate	Maximum Loan Commitment	Loan Amount	Principal repayment schedule 2003 2004		Maturity Date
Revolving Credit Loan (A-1) (1) (6) Revolving Credit Loan (A-2) (2) (6)	Variable Variable	$ 2,500 17,500				12/31/04 12/31/04
Term Loan A (3)	Variable		$ 10,000	$ 3,000	$ 7,000	12/31/04
Term Loan B-1 (4) Term Loan B-2 (4)	Fixed - 8% Fixed - 10%	$ 20,000	8,000 6,000 $ 24,000	$ 3,000	8,000 6,000 $21,000	12/31/04 12/31/04

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
     Principal repayments are $500,000 during the first and second quarters of 2003, $1.0 million each succeeding quarter, with the balance due at the Maturity Date.
(4) Interest and principal are due and payable at the Maturity Date.
(5) Cash balances in excess of $1.0 million must be used to retire debt.
(6) Borrowing availability is capped based upon lender approved, monthly projected borrowing needs of the Company.

    The Company's aggregate borrowing availability under the Amended and Restated Loan Agreement would have been $3,100 at December 31, 2002. However, under current amendments and temporary waivers to the Amended Senior Credit Facility, borrowing availability was capped based upon projected borrowing needs as submitted by the Company and as approved by the lenders on a monthly basis. The Company was only permitted to borrow during the first quarter of 2003 to fund professional fees in connection with the bankruptcy ($400) and to settle the South Bend lease ($300) in March 2003.

    At December 31, 2002, the Company was not in compliance with the minimum EBITDA, interest coverage and total debt to EBITDA covenants. We received temporary waivers from our lenders through March 31, 2003 and filed for Bankruptcy on March 21, 2003. Based on our current business conditions and March 21, 2003 bankruptcy filing, we do not expect to be in compliance with certain bank covenants in the future. Accordingly, although the Maturity Date of the Senior Credit Facility is December 31, 2004, we have reported all debt as a current liability at December 31, 2002 in conformity with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor.

    As of December 31, 2002 and 2001, long-term debt of $40,885 and $39,750, gross of the above mentioned warrant valuation, consists of the following at a weighted average interest rates of 6.46% and 5.18%, respectively:

	2002	2001
Revolver Term loan Total long-term debt Less - current portion	$16,885 24,000 40,885 40,885 $ -	$15,700 24,050 39,750 - $39,750

8.  Income Taxes:

    The provision (benefit) for income taxes for the years ended December 31, 2002, 2001, and 2000 was as follows:

	2002	2000	2001
Current Federal State Foreign Total current Deferred Federal State Foreign Total deferred Totals	$ (3,371) 39 1 (3,331) - - - - $ (3,331)	$ - 136 290 426 8,923 2,294 230 11,447 $ 11,873	$ 366 166 1,015 1,547 977 151 (21) 1,107 $ 2,654

The components of the net deferred tax assets consisted of the following at December 31, 2002 and 2001:

	2002	2001
Deferred tax assets (liabilities):
  Difference in accounting for inventory
  Accounts receivable allowances
  Difference in accounting for interest
  Restructuring reserve
  Vacation and other accruals
  Net operating loss carryforwards
  Foreign tax credit carryforwards
  Amortization
  In-process research and development
  Difference in depreciation methods
  Alternative minimum tax credits
  Impairment charges
  Valuation allowance
Net deferred tax asset	$ 669 70 419 134 387 7,840 284 1,790 10,230 (1,555) - 20,499 (20,767) $ -	$ 335 267 62 217 400 4,439 1,250 (1,526) 11,260 (1,766) 26 - (14,964) $ -

    The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate sufficient future taxable income. Recognition of the deferred tax asset under SFAS No. 109 is based upon the probability that it is more likely than not that sufficient future taxable income will be generated. As required by SFAS No. 109, management of the Company has evaluated positive and negative evidence bearing upon the realizability of the deferred tax assets and has determined that it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. As a result, a full valuation allowance has been recorded at December 31, 2002 and 2001 based on our recurring operating losses.

    At December 31, 2002, the Company has federal and state net operating loss carryforwards of $19,500 and $13,500, respectively. The federal net operating loss carryforwards begin to expire in 2021. The state net operating loss carryforwards begin to expire in 2003. In addition, the Company has foreign tax credit carryforwards of approximately $300 at December 31, 2002, which begin to expire in 2003.

    A provision of the Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002, allows companies to carry back their 2001 and 2002 tax operating losses for a period of five years instead of two. The legislation allowed PCD to carry back tax losses from 2001 to offset taxable income in 1996 and 1997, resulting in a refund of approximately $2,924 which was recorded as tax benefit and a refund was received in July 2002.

    The analysis of the variance of income taxes as reported from income taxes compiled at the U.S. statutory federal income tax rate for continuing operations is as follows:

2002	2001	2000
Income taxes at U.S. statutory rate of 34%
State income taxes
Benefit of foreign sales corporation
Foreign investments and taxes
Federal benefit carryback claim
Effect of extraordinary loss and cumulative
  effect of change in accounting principle
Valuation allowance
Other, net
$(20,783) (3,815) - 479 (2,924) (5,565) 29,717 (440) $ (3,331)	$ (3,302) 1,604 - 516 - - 13,166 (111) $11,873	$ 2,189 209 (113) 210 - - - 159 $ 2,654

9.  Commitments and Contingencies:

     Bankruptcy:

     On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation for $14 million, less assumed liabilities and has agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD Technology, Inc. ("UMD") for approximately $2 million plus assumed liabilities. On that same date, to facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume. Assuming approval of the company's reorganization plan by the bankruptcy court and the closing of these transactions, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD, as well as any additional cash on PCD's balance sheet after the close of the Transactions. The Company will then be liquidated. There will not be any distribution to shareholders upon liquidation.   Therecan be no assurance that the Plan will be approved by the Bankruptcy Court.   In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would likely convert the case to a liquidation under Chapter 7 of the Bankruptcy Code and engage in an orderly liquidation of its assets.

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

    Leases:

    The Company leases office and production facilities in Peabody, Massachusetts, Yokohama, Japan, and Phoenix, Arizona and leases distribution and a technical sales support facility in Northhampton, England. These rentals are subject to escalation in real estate taxes and operating expenses. Rental expense for the years ended December 31, 2002, 2001, and 2000 was $1,000, $1,200 and $1,100, respectively.

    Minimum future rental commitments under operating and capital leases with remaining terms in excess of one year are approximately as follows:

Year Ended December 31,	Amount
2003 2004 2005 2006 2007 Thereafter	$ 648 295 249 252 245 760

    Guarantees:

     The Company, to the extent legally permissible under Massachusetts law, indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. No person shall have any right to indemnification for liabilities or expenses imposed or incurred in connection with any matter as to which such person shall be finally adjudged in such action, suit or proceeding not to have acted in good faith in the reasonable belief that his action was in the best interest of the Company or to the extent that such matter relates to service with respect to an employee benefit plan, in the best interests of the participants or beneficiaries of such employee benefit plan. No claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company's Articles or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of December 31, 2002.

10. Stockholders Equity:

    Stock Options:

     Directors Stock Plan

      The Company's 1996 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on January 30, 1996 and thereafter by the Company's stockholders. Under the Directors Stock Plan, commencing with the 1997 annual meeting of stockholders, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") who has not previously been granted an option to purchase shares of Common Stock will be granted, on the thirtieth day after such meeting, an option to purchase 3 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, on the thirtieth day after such meeting held no earlier than six months after initial election, each outside director will be granted an option at each annual meeting of stockholders to purchase 2 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. For the year 2002, each director declined the automatic option issuance identified above. A total of 36 shares of Common Stock are available for awards under the Directors Stock Plan. Each option shall vest 6 months after, and expire 10 years from, the date of grant of such option. As of December 31, 2002, 12 shares of the Company's common stock were available for future grants and all of the 24 options which are outstanding under the 1996 Directors Stock Plan were exercisable. No options may be granted under the Directors Stock Plan after January 29, 2006.

      1996 Stock Plan

      The Company's 1996 Stock Plan was approved by the Board of Directors on January 30, 1996, and thereafter by the Company's stockholders. The 1996 Stock Plan provides for the grant or award of stock options, restricted stock and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1996 Stock Plan may be either incentive stock options or non-qualified options. The 1996 Stock Plan is administered by the Compensation Committee. Subject to the provisions of the 1996 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. While the Committee determines the prices at which options and other Awards may be exercised under the 1996 Stock Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 324. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. As of December 31, 2002, 125 shares of the Company's common stock were available for future grants and 152 of the 187 options which are outstanding under the 1996 Stock Plan were exercisable. No awards may be made under the 1996 Stock Plan after January 29, 2006.

      Stock Exchange Program

      In April 2002, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees had until May 21, 2002 to make an election to cancel their outstanding stock options under the 1996 Stock Plan in exchange for an equal number of new nonqualified stock options to be granted under the same plan. The Program is not available to the Company's chief executive officer or directors and does not apply to options under the 1992 Stock Option Plan. Options for 201 shares under the 1996 Stock Plan were surrendered. Under the Program, new stock options to purchase 175 shares of common stock were granted on November 26, 2002 at an exercise price of $0.24 per share which equaled PCD stock price at that date. These newly granted options have a ten-year term and vesting consistent with that of the surrendered options.

      1992 Stock Option Plan

      The Company's 1992 Stock Option Plan as amended on January 30, 1996 provided for the grant or award of stock options, which may be either incentive stock options or non-qualified stock options to key employees and directors. The Compensation Committee administers the 1992 Stock Option Plan. No option shall be exercisable with respect to any shares later than 10 years after the date of grant of such options or 5 years in the case of incentive options granted to the owner of stock possessing more than 10% of the value of all classes of stock of the Company. Vesting is determined in the sole discretion of the Compensation Committee of the Board of Directors and the typical vesting plan is in four approximately equal annual installments, the first of which vests on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 954. As of December 31, 2002, no shares of the Company's common stock were available for future grants and all 109 options which are outstanding under the 1992 Stock Option Plan are exercisable. Awards may no longer be made under the 1992 Stock Option Plan.

      The following table summarizes the transactions from these plans:

	Options	Weighted Average exercise price
Options outstanding at December 31, 1999
Options exercised
Options canceled
Options granted
Options outstanding at December 31, 2000
Options exercised
Options canceled.
Options granted
Options outstanding at December 31, 2001
Options exercised
Options granted
Options canceled.
Options cancelled in connection with exchange program
Options granted in connection with exchange program
Options outstanding at December 31, 2002	653 (90) (134) 70 499 (110) (59) 82 412 (4) 6 (78) (192) 175 319	$ 5.86 1.30 12.91 6.21 4.84 1.46 8.97 3.85 4.96 1.15 1.29 3.20 7.45 0.24 1.45

      Summarized information about stock options outstanding at December 31, 2002 is as follows:

Range of Exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Weighted Number Average of Exercise Options Price
$ 0.24 1.15 1.29 1.54 2.40 3.75 4.95 - 5.00 8.88 11.00 16.75 - 17.00	175 47 5 62 10 3 5 3 3 6 319	9.92 0.72 9.58 2.08 8.83 8.42 8.62 8.92 6.42 5.27	$ 0.24 1.15 1.29 1.54 2.40 3.75 4.97 8.88 11.00 16.94	145 47 5 62 5 3 5 3 3 6 284	$ 0.24 1.15 1.29 1.54 2.40 3.75 4.97 8.88 11.00 16.94

      For the years ended December 31, 2002, 2001, and 2000, options to purchase 284, 319, and 394 shares, at weighted average exercise prices of $1.41, $4.81, and $4.06, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through November 26, 2012.

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

11. Profit Sharing Plan:

    The Company has Employee Savings and Profit Sharing Plans (the "Plans") under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, after reaching the applicable service level, are eligible to participate in the Plans. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount, plus a matching amount provided by the Company, is contributed to the Plan. Due to the Company's performance for the year ended December 31, 2001, the Company did not make it's matching contribution in 2002. Company contributions to the Plans for the years ended December 31, 2001, and 2000 amounted to $249 and $236, respectively.

12. Employee Stock Purchase Plan:

    During 1998, the stockholders of the Company approved the 1998 Employee Stock Purchase Plan (the "1998 Employee Stock Purchase Plan") covering 80 shares of the Company's Common Stock. All employees who have completed twelve months of employment, except for those employees who possess at least 5% of the voting power of the Company's Common Stock are entitled, through payroll deductions of amounts up to 10% of his or her salary, to purchase shares of the Company's Common Stock at the lesser of 85% of the market price at the offering date or the offering termination date. During the years 2002, 2001, and 2000, 14, 12 and 10 shares were issued, respectively, leaving 37 shares available for future issuance.

13. Restructuring Charges:

    During the third quarter of 2001 the Company's senior management approved plans to close the South Bend, Indiana manufacturing plant, which was part of the Wells-CTI segment. The plant closure resulted in the Company's eliminating 39 positions from all levels and vacating approximately 50 square feet of space. The Company recorded a restructuring charge of $773 for employee-related costs of $134 and $639 for continuing lease obligations for the South Bend plant. The Company also wrote off $235 of obsolete South Bend inventory through cost of sales. In addition, the Company wrote off $727 of equipment and improvements that were abandoned (Note 2). The Company has paid $135 for severance payments and $172 for facility related costs. We reached a settlement with the lessor to exit the lease for $342. The accrued restructuring liability of $386 at December 31, 2002 has been adjusted by $81 to reflect this settlement.

14. Significant Customers:

    In 2002, no one customer accounted for 10% or more of the Company's net sales. In 2001 and 2000, one customer accounted for approximately 18% and 21%, respectively, of the Company's net sales. At December 31, 2002, the Company has no one customer that constitutes 10% or more of the Company's gross accounts receivable balance. At December 31, 2001, the Company had two customers that each constituted at least 10% of its gross accounts receivable.

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

	2002	2001	2000
Sales: Industrial/Avionics Semiconductor burn-in Totals	$ 14,084 11,058 $ 25,142	$ 19,072 17,543 $ 36,615	$ 19,516 42,441 $ 61,957

Net income(loss): Industrial/Avionics Semiconductor burn-in Corporate activities. Totals	$ 827 (71,596) (3,392) $(74,161)	$ 1,563 (23,182) 36 $(21,583)	$ 2,477 1,336 (30) $ 3,783

Assets: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 8,001 4,379 2,251 $ 14,631	$ 8,289 76,390 2,158 $ 86,837	$ 9,255 86,976 12,882 $109,113

Equipment and improvements (Gross): Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 10,438 - 1,557 $ 11,995	$ 9,780 22,575 1,591 $ 33,946	$ 8,588 21,920 1,608 $ 32,116

Additions: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 225 396 2 $ 623	$ 641 2,551 15 $ 3,207	$ 725 2,208 104 $ 3,037

Depreciation expense: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ 981 3,461 257 $ 4,699	$ 927 3,589 294 $ 4,810	$ 1,031 3,549 305 $ 4,885

Goodwill and intangible assets: Industrial/Avionics Semiconductor burn-in Corporate activities Totals	$ - - - $ -	$ - 75,167 - $ 75,167	$ - 75,167 - $ 75,167

Amortization expense and impairment losses: Industrial/Avionics Semiconductor burn-in: Amortization Cumulative change in accounting principle Impairment loss Corporate activities Totals	$ - 1,106 12,500 52,123 - $ 65,725	$ - 4,190 - - - $ 4,190	$ - 4,190 - - - $ 4,190

    The following geographic area data include trade revenues based on product shipment destination and royalty payor per location, and property, plant and equipment based on physical location:

Geographic area net trade revenue: United States Japan Singapore Rest of world Totals	$ 17,076 2,113 1,361 4,592 $ 25,142	$ 29,346 1,474 927 4,868 $ 36,615	$ 48,311 3,006 6,846 3,794 $ 61,957

Geographic area equipment and improvements (Gross): United States Japan Totals	$ 11,995 - $ 11,995	$ 28,214 5,732 $ 33,946	$ 27,373 4,743 $ 32,116

16. Summarized Quarterly Financial Data (Unaudited):

For the Three Months Ended
	Mar 30,	Jun 29,	Sep 28,	Dec 31,
2002
  Net sales
  Gross profit
  Income (loss) before extraordinary loss on debt extinguishment and cumulative effect of change in accounting principle
  Extraordinary loss on debt extinguishment
  Cumulative effect of change in accounting principle
  Net income (loss)

  Basic earnings (loss) per share:
    Income (loss) before extraordinary loss on debt extinguishment and cumulative effect in change of accounting principle
    Extraordinary loss on debt extinguishment
    Cumulative effect of change in accounting principle
    Net income (loss) per share

  Diluted earnings (loss) per share:
    Income (loss) before extraordinary loss on debt extinguishment and cumulative effect in change of accounting principle
    Extraordinary loss on debt extinguishment
    Cumulative effect of change in accounting principle
Net income (loss) per share	$ 6,143 1,191 522 (3,867) (12,500) (15,845) $ 0.06 (0.43) (1.40) $ (1.77) $ 0.06 (0.43) (1.40) $ (1.77)	$ 6,522 1,730 (1,693) - - (1,693) $ (0.19) - - $ (0.19) $ (0.19) - - $ (0.19)	$ 6,091 528 (2,892) - - (2,892) $ (0.32) - - $ (0.32) $ (0.32) - - $ (0.32)	$ 6,386 951 (53,731) - - (53,731) $ (6.01) - - $ (6.01) $ (6.01) - - $ (6.01)

For the Three Months Ended
	Mar 31,	Jun 30,	Sep 29,	Dec 31,
2001 Net sales Gross profit Net income (loss) Earnings (loss) per share: Basic Diluted	$ 14,461 6,327 427 $ 0.05 $ 0.05	$ 9,266 2,564 (1,811) $ (0.20) $ (0.20)	$ 6,886 1,273 (3,666) $ (0.41) $ (0.41)	$ 6,002 1,164 (16,533) $ (1.85) $ (1.85)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Set forth below are the executive officers of the Company and their ages as of December 31, 2002 and positions held with the Company, as follows:

Name John L. Dwight, Jr. John T. Doyle Jeffrey A. Farnsworth John J. Sheehan III	Age 58 42 56 46	Position
Chairman of the Board, Chief Executive Officer, President and Director
Vice President and General Manager, PCD Industrial/Avionics Division
Vice President and General Manager, Wells-CTI - USA
Vice President, Finance and Administration, Chief Financial Officer, and Treasurer

     Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when he purchased a controlling interest in PCD. Mr. Dwight was previously Vice President - International of Burndy Corporation, an electronic connector manufacturer. Mr. Dwight has 30 years of management and operating experience in the connector industry.

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

Directors

Name, Age, Principal Occupation or Position, Other Directorships	Served as Director Since
John L. Dwight, Jr., 58 Chairman, Chief Executive Officer and President of the Company	1980

     Mr. Dwight has served as Chairman of the Board, Chief Executive Officer, President and a director of the Company since November 1980, when Mr. Dwight purchased a controlling interest in PCD. Mr. Dwight was previously Vice President -- International of Burndy Company, an electronic connector manufacturer. Mr. Dwight has 30 years of management and operating experience in the connector industry. Mr. Dwight was Chairman of the Board, Chief Executive Officer, President and a director of PCD Inc. and Chief Executive Officer and President of Wells-CTI, Inc. on March 21, 2003 at the time each of these companies filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.

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

     Based solely on a review of the copies of such forms and amendments thereto received by the Company, or written representations from the Company's officers and directors that no Forms 5 were required to be filed, the Company believes that during 2002 all Section 16(a) filing requirements applicable to its officers, directors and shareholders were met.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the Company's Chief Executive Officer and each of the other three executive officers during the year ended December 31, 2002.

Name and Principal Position	Year	Annual Compensation (1) Salary($) Bonus($)(3))		Long-Term Compensation(2) Number of Shares Underlying Options Granted(#) (4)	All-Other Compensation($)(5)
John L. Dwight, Jr. Chairman of the Board Chief Executive Officer and President	2002 2001 2000	$ 243,000 243,000 229,923	$ - - 157,000	- - -	$ 4,855 5,753 10,706
John T. Doyle Vice President and General Manager, Industrial/Avionics Division	2002 2001 2000	160,000 160,000 153,927	- - 67,200	45,000 5,000 10,000	180 180 5,270
Jeffrey A. Farnsworth Vice President and General Manager, Wells-CTI USA	2002 2001 2000	165,000 165,000 165,570	- - 35,600	10,000 - -	970 774 10,735
John J. Sheehan III Vice President Finance and Administration, Chief Financial Officer and Treasurer	2002 2001 2000	147,000 147,000 142,819	- - 75,000	35,000 5,000 10,000	270 270 4,395

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the years reported.

(2) The Company did not grant any restricted stock awards or stock appreciation rights during the years reported. The Company does not have any "long term incentive plan" within the meaning set forth in Item 402(a)(7) of Regulation S-K.

(3) The Company's officers are eligible for annual cash bonuses under the terms of the Company's Management Incentive Plan, adopted each year. Payments of bonuses are based upon achievement of specified individual and Company objectives determined by the Board of Directors at the beginning of each year.

(4) 2002 option grants consist of only grants that were awarded in connection with the Company's Stock Option Exchange Program.

          (5) Includes amounts awarded pursuant to life insurance premium remainders. For 2002, such amounts were, respectively, Mr. Dwight, $1,333; Mr. Doyle, $180, Mr. Farnsworth, $970; and Mr. Sheehan, $270. Mr.
               Dwight also received an automobile allowance of $3,522.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of February 28, 2003, certain information with respect to the security ownership of the Common Stock by officers and directors of the Company:

Directors and Executive Officers	Amount and Nature of Beneficial Ownership (1)	Percent
John L. Dwight, Jr. (2) John T. Doyle (3) Jeffrey A. Farnsworth (4) John J. Sheehan III (5) All directors and executive officers as a group (4 persons) (6)	861,900 50,236 118,000 33,750 1,093,386	9.6% * 1.3 * 10.9

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Stock subject to options currently exercisable or exercisable within 60 days following February 28, 2002 are deemed outstanding for the purpose of completing the share ownership and percentage of the person holding such options, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(2) Includes 11,000 shares issuable upon exercise of stock options.

          (3) Includes 43,750 shares issuable upon exercise of stock options.

          (4)  Includes 82,000 shares issuable upon exercise of stock options.

          (5) Comprised of 33,750 shares issuable upon exercise of stock options.

          (6) Includes 170,500 shares issuable upon exercise of stock options.

PRINCIPAL STOCKHOLDERS

As of December 31, 2002, the only persons known to management to own beneficially 5% or more of the outstanding Common Stock of the Company are named below. The information in this table is based solely on Schedules 13G filed with the Securities and Exchange Commission by these persons:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Emerson Electric Co. 8000 West Florissant Avenue St. Louis, MO 63136	2,068,080 (2)	23.1%
John L. Dwight, Jr. c/o PCD Inc. 2 Technology Drive Centennial Park Peabody, MA 01960-7977	861,900 (3)	9.6%
Royce & Associates, Inc. 1414 Avenue of the Americas New York, NY 10019	484,500 (4)	5.4%
FleetBoston Financial Corp. 100 Federal Street Boston, MA 02110	489,808 (5)	5.5%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Stock subject to options or warrants exercisable currently or within 60 days following December 31, 2002 are deemed outstanding for the purpose of completing the share ownership and percentage of the person holding such options, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(2) Includes 1,324,800 shares owned by Emerson Electric Co. and 743,280 shares owned by its wholly-owned subsidiary InnoVen III Corporation and over which it has sole voting and dispositive power.

(3) John L. Dwight, Jr.'s beneficial ownership of Common Stock of the Company includes11,000 shares issuable upon exercise of stock options.

(4) Royce & Associates Inc.'s beneficial ownership of Common Stock of the Company consists of 484,500 over which it has sole voting power and sole dispositive power.

(5) Fleet Boston Corporation's beneficial ownership of Common Stock of the Company consists of 12,580 over which it has sole voting and dispositive power. Ownership also includes 477,228 shares issuable upon exercise of warrants issued to Fleet in February 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 27, 2002, the Company and its lenders, including Fleet National Bank, amended and restated the Senior Credit Facility. In connection with the new agreement, certain covenant violations as of December 31, 2001 were waived. The Maturity Date was extended by one year, to December 31, 2004 and the total borrowing facility was increased from $41.5 million to $44 million. The Revolver Commitment was increased to $20 million consisting of an A-1 Revolving Credit Loan ("the A-1 Loan") of $2.5 million and an A-2 Revolving Credit Loan ("the A-2 Loan") of $17.5 million. Pricing is at LIBOR plus maximums of 250 and 350 basis points, respectively, for the A-1 and A-2 Loans. Beginning on March 31, 2003, the Revolver Commitment declines by $1.0 million per quarter until Maturity. The Term Loan of $24.0 million was divided into a $10.0 million term loan ("the A Loan"), an $8.0 million term loan ("the B-1 Loan") and a $6.0 million term loan ("the B-2 Loan"). Pricing for the A Loan is at LIBOR plus a maximum of 350 basis points. Principal repayment obligations under the A Loan begin in the first quarter of 2003. Interest accrues at 10% and 8% on the B-1 and B-2 Loans, respectively, and together with principal, is due and payable on Maturity. Lenders received warrants, exercisable for a period of 10 years, to purchase 1,450,000 shares of common stock of the Company at $0.01 per share. In addition, lenders' existing warrants to purchase 203,949 shares of the Company's common stock at $4.90 per share were re-priced to $0.01 per share.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures: Within the 90 days before filing this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that designed to ensure that the Company record, process, summarize and report in a timely manner the information it must disclose in the reports filed with the SEC. John L. Dwight, Jr., Chairman of the Board, Chief Executive Officer and President, and John J. Sheehan, III, Vice President Finance and Administration, Chief Financial Officer and Treasurer, reviewed and participated in this evaluation. Based on this review, Messrs. Dwight and Sheehan concluded that, as of the date of their evaluation, the Company's disclosure controls were effective in timely alerting them to material information relating to the Company required to be included in this annual report on Form 10-K.

     (b) Internal controls: Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as a part of the Form 10-K Report

1) Financial Statements

PAGE
PCD INC.
  DECEMBER 31, 2002 and 2001
    Report of Independent Accountants
    Consolidated Balance Sheets as of December 31, 2002 and 2001
    Consolidated Statements of Operations for
      the years ended December 31, 2002, 2001 and 2000
    Consolidated Statements of Stockholders' Equity for
      the years ended December 31, 2002, 2001 and 2000
    Consolidated Statements of Cash Flows for
      the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements	24 25 26 27 28 29

2) The Financial Statement Schedules listed below are filed as part of this annual report on Form 10-K.

          None

3) Listing of Exhibits

Copies of all exhibits to this Form 10-K (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to John J. Sheehan III, PCD Inc., 2 Technology Drive, Centennial Park, Peabody, MA 01960.

2.1(4)	-	Share Purchase Agreement among UL America, Inc., Wells Electronics, Inc. and PCD Inc. dated as of November 17, 1997.
2.2 (7)	-	Undertaking to Furnish Copies of Omitted Schedules to Share Purchase Agreement dated as of November 17, 1997.
3.1(1)	-	Restated Articles of Organization of Registrant effective March 22, 1996.
3.2(1)	-	By-Laws of Registrant, as amended, effective April 1, 1996.
4.1(1)	-	Articles 3, 4, 5 and 6 of the Restated Articles of Organization of Registrant (included in Exhibit 3.1).
4.2(1)	-	Specimen Stock Certificate.
10.1(1)	-	Lease dated June 29, 1987, between Centennial Park Associates Realty Trust II and the Company, for premises located at Two Technology Drive, Centennial Park, Peabody, Massachusetts.
10.2(1)	-	Lease dated May 1995, between CMD Southwest Four and CTi Technologies, Inc., for premises located at 2102 W. Quail Avenue, Phoenix, Arizona.
10.3(1)	-	Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
10.4(1)	-	Registrant's 1996 Stock Plan and superseded forms of stock option agreement.
10.5(1)	-	Registrant's 1996 Eligible Directors Stock Plan and superseded form of stock option agreement.
10.6(1)	-	April 2, 1985 Stock Purchase Agreement and Amendment to Stock Purchase Agreement dated March 31, 1983.
10.7(1)	-	Letter of Agreement dated September 18, 1995, between International Assemblers, Inc. and CTi Technologies, Inc.
10.8(2)	-	Third Amendment to lease agreement dated as of June 25, 1996, between the Company and Centennial Park Associates Limited Partnership III.
10.9(3)	-	Form of option agreements for the 1996 Stock Plan.
10.10(3)	-	Form of option agreement for the 1996 Eligible Directors Stock Plan.
10.11(4)	-	Stock Pledge Agreement between PCD Inc. and Fleet National Bank dated as of December 26, 1997.
10.12(4)	-	Stock Pledge Agreement between Wells Electronics, Inc. and Fleet National Bank dated as of December 26, 1997.
10.13(5)	-	Second Amendment to lease agreement dated July 15, 1993, between Centennial Park Associates Limited Partnership III and the Company.
10.14 (5)	-	Lease dated September 21, 1995, between Blackthorn Area Partners and Wells Electronics, Inc., for premises located at 52940 Olive Road, South Bend, Indiana.
10.15 (5)	-	Amendment dated May 16, 1997 to Lease dated September 21, 1995, between Blackthorn Area Partners and Wells Electronics, Inc., for premises located at 52940 Olive Road, South Bend, Indiana.
10.16 (5)	-

Sublease dated October 10, 1992, between Daiwa House Kogyo Co., Ltd. and Wells Japan, Ltd. for premises located at Paleana Building 2-2-15, Shin-Yokahama, Kohuku-Ku, Yokohama, Japan (English translation).

10.17 (5)	-	Management Incentive Plan.
10.18 (6)	-	Registrant's Employee Stock Purchase Plan.
10.19 (6)	-	Form of option agreement for the 1998 Employee Stock Purchase Plan.
10.20(8)	-	Executive Separation Benefits Plan effective March 6, 2000.
10.21(9)	-	Amended 1996 Eligible Directors Stock Plan.
10.22(9)	-	Amended lease dated January 2000, between CMD Southwest Four and WELLS-CTI USA, for premises located at 2102 W. Quail Avenue, Phoenix, Arizona
10.23(10)	-	Amended and Restated Loan Agreement between PCD Inc. and Fleet National Bank dated as of February 27, 2002.
10.24(10)	-	Warrant Purchase Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.25(10)	-	Amended and Restated Registration Rights Agreement between PCD Inc. and Fleet National Bank dated as of February 27, 2002.
10.26(10)	-	Form of Warrant issued to Fleet National Bank and other lenders dated as of February 27, 2002.
10.27(10)	-	Form of Replacement Warrant issued to Fleet National Bank and other lenders dated as of February 27, 2002.
10.28(10)	-	Amended and Restated Patent Collateral Assignment and Security Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.29(10)	-	Amended and Restated Patent Collateral Assignment and Security Agreement from Wells-CTI, Inc. to Fleet National Bank dated as of February 27, 2002.
10.30(10)	-	Amended and Restated Patent Collateral Assignment and Security Agreement from Wells-CTI KK to Fleet National Bank dated as of February 27, 2002.
10.31(10)	-	Amended and Restated Security Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.32(10)	-	Amended and Restated Security Agreement from Wells-CTI, Inc. to Fleet National Bank dated as of February 27, 2002.
10.33(10)	-	Amended and Restated Security Agreement from Wells-CTI KK to Fleet National Bank dated as of February 27, 2002.
10.34(10)	-	Amended and Restated Trademark Collateral Security Agreement from PCD Inc. to Fleet National Bank dated as of February 27, 2002.
10.35(10)	-	Amended and Restated Trademark Collateral Security Agreement from Wells-CTI, Inc. to Fleet National Bank dated as of February 27, 2002.
10.36(10)	-	Amended and Restated Trademark Collateral Security Agreement from Wells-CTI KK to Fleet National Bank dated as of February 27, 2002.
10.37(11)	-	Registrant's Stock Option Exchange Program.
10.38(11)	-	Form of election for option exchange in connection with Company's Stock Option Exchange Program.
10.39 (11)	-	Form of promise to grant new option in connection with Company's Stock Option Exchange Program.
10.40 (11)	-	Form of form to change election in connection with Company's Stock Option Exchange Program.
10.41 (12)	-	Amendment No. 1 to the Amended and Restated Loan Agreement between PCD Inc. and Fleet National Bank dated as of June 29, 2002.
10.42 (13)	-	Amendment No. 2 to the Amended and Restated Loan Agreement between PCD Inc. and Fleet National Bank dated as of September 30, 2002.
10.43 (14)	-	Amendment No. 3 to the Amended and Restated Loan Agreement between PCD Inc. and Fleet National Bank dated as of November 29, 2002.
10.44 (15)	-	Amendment No. 4 to the Amended and Restated Loan Agreement between PCD Inc. and Fleet National Bank dated as of December 31, 2002.
21.1	-	Subsidiaries of the Registrant
23.1	-	Consent of PricewaterhouseCoopers LLP.
99.1	-	Chief Executive Officer Certification
99.2	-	Chief Financial Officer Certification

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

(11) A copy has been previously filed with the Company's registration statement on Schedule TO-I (Commission file no. 5-49968), as filed on April 22, 2002, and as amended on May 8, 2002 and May 24, 2002 and is incorporated in this document by reference.

(12) A copy has been previously filed with the Company's quarterly report on Form 10-Q (Commission file no.
0-27744), as filed on August 13, 2002, and is incorporated in this document by reference.

(13) A copy has been previously filed with the Company's quarterly report on Form 10-Q (Commission file no.
0-27744), as filed on November 12, 2002, and is incorporated in this document by reference.

(14) A copy has been previously filed with the Company's current report on Form 8-K (Commission file no. 0-27744), as filed on December 6, 2002, and is incorporated in this document by reference.

(15) A copy has been previously filed with the Company's current report on Form 8-K (Commission file no. 0-27744), as filed on January 17, 2003, and is incorporated in this document by reference.

Management Contracts and Compensatory Plans

10.3(A)	-	Registrant's 1992 Stock Option Plan and related forms of stock option agreement.
10.4(A)	-	Registrant's 1996 Stock Plan and superceded forms of stock option agreement.
10.5(A)	-	Registrant's 1996 Eligible Directors Stock Plan and superceded form of stock option agreement.
10.9(B)	-	Form of option agreements for the 1996 Stock Plan.
10.10(B)	-	Form of option agreement for the 1996 Eligible Directors Stock Plan.
10.17(C)	-	Management Incentive Plan.
10.18(D)	-	Registrant's Employee Stock Purchase Plan.
10.19(D)	-	Form of option agreement for the 1998 Employee Stock Purchase Plan.
10.20(E)	-	Executive Separation Benefits Plan effective March 6, 2000.
10.21(F)	-	Amended 1996 Eligible Directors Stock Plan.
10.37(G)	-	Registrant's Stock Option Exchange Program.
10.38(G)	-	Form of election for option exchange in connection with Company's Stock Option Exchange Program.
10.39 (G)	-	Form of promise to grant new option in connection with Company's Stock Option Exchange Program.
10.40 (G)	-	Form of form to change election in connection with Company's Stock Option Exchange Program.

__________

(A) A copy has been previously filed with the Company's registration statement on Form S-1 (Registration no.
 333-1266), as filed on February 12, 1996 and amended on March 15 and March 21, 1996, and is incorporated in this document by reference.

(B) A copy has been previously filed with the Company's quarterly report on Form 10-Q (Commission file no.
0-27744), as filed on September 27, 1997, and is incorporated in this document by reference.

(C) A copy has been previously filed with the Company's registration statement on form S-1 (Registration no.
333-46137), as filed on February 12, 1998 and as amended on March 20, 1998 and April 13, 1998 and is incorporated in this document by reference.

(D) A copy has been previously filed with the Company's registration statement on Form S-8 (Registration no.
333-57805), as filed on June 26, 1998, and is incorporated in this document by reference.

(E) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no. 0-27744), as filed on March 17, 2000, and is incorporated in this document by reference.

(F) A copy has been previously filed with the Company's registration statement on Form 10-K (Commission file no. 0-27744), as filed on March 12, 2001, and is incorporated in this document by reference.

(G) A copy has been previously filed with the Company's registration statement on Schedule TO-I (Commission file no. 5-49968), as filed on April 22, 2002, and as amended on May 8, 2002 and May 24, 2002 and is incorporated in this document by reference.

(b) Reports on Form 8-K

Temporary Waiver No. 3 dated November 29, 2002 filed with the commission on December 6, 2002.

Temporary Waiver No. 4 dated December 31, 2002 filed with the commission on January 17, 2003.

           Press Release, dated January 28, 2003, entitled "PCD Inc. Announces Receipt of NASDAQ Delisting
           Notice." Filed with the commission on January 28, 2003.

           Press Release, dated March 21, 2003, entitled "PCD Inc. Announces Sale of Assets and Bankruptcy
           Filing", and Press Release, dated March 27, 2003, entitled "First Day Orders Enable PCD Inc. to Conduct
           Business as Usual", filed with the Commission on Form 8-K on March 31, 2003.

CERTIFICATION

I, John L. Dwight, Jr., certify that:

  I have reviewed this annual report on Form 10-K of PCD Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ John L. Dwight, Jr.
John L. Dwight, Jr.
Chief Executive Officer

CERTIFICATION

I, John J. Sheehan, III, certify that:

  I have reviewed this annual report on Form 10-K of PCD Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ John J. Sheehan, III
 John J. Sheehan, III
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCD INC.

Dated: March 31, 2003                                                                                                        By: /s/ John L. Dwight, Jr.
                                                                                                                                             John L. Dwight, Jr.
                                                                                                                                             Chairman of the Board, President and
                                                                                                                                             Chief Executive Officer.

POWER OF ATTORNEY AND SIGNATURES

Each person whose signature appears below hereby authorizes and appoints John L. Dwight, Jr. and John J. Sheehan III, and each of them, with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Form 10-K for the fiscal year ended December 31, 2002. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates, indicated.

Dated: March 31, 2003                                                                                                        By: /s/ John L. Dwight, Jr.
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

Dated: March 31, 2003                                                                                                        By: /s/ John J. Sheehan III.
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