Form 10-Q
period 2003-03-29
PCD INC
filed 2003-06-19
CIK 1007594

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 29, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares of common stock, $0.01 par value, outstanding at June 5, 2003:
8,951,945.

================================================================================

                                    PCD INC.
                                TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................................................................         3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................        14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................................        16
Item 4.  Controls and Procedures....................................................................................        16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................................        17
Item 4.  Submission of Matters to a Vote of Security Holders........................................................        17
Item 5.  Other Information..........................................................................................        17
Item 6.  Exhibits and Reports on Form 8-K...........................................................................        17

             Signatures.............................................................................................        19

                                    PCD INC.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                 MARCH 29, 2003

                           FORWARD-LOOKING INFORMATION

     STATEMENTS IN THIS REPORT CONCERNING THE FINANCIAL CONDITION AND BUSINESS OF PCD INC. AND OTHER STATEMENTS IN THIS REPORT CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FOR EACH OF THESE STATEMENTS, PCD INC. CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE STATEMENTS REGARDING ONGOING OPERATIONS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL OR CURRENT FACTS REGARDING FUTURE PLANS, EVENTS AND PROSPECTS ARE FORWARD-LOOKING STATEMENTS. THE STATEMENTS ARE SUBJECT TO SIGNIFICANT RISKS, CONTINGENCIES AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO: CHANGES IN GENERAL ECONOMIC CONDITIONS, AND THE LIKE. THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING FORM 10-K, CONTAIN ADDITIONAL INFORMATION CONCERNING MANY OF THESE RISK FACTORS, AND COPIES OF THESE FILINGS ARE AVAILABLE FROM THE COMPANY UPON REQUEST AND WITHOUT CHARGE.

     PCD INC. DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS, ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS

                                    PCD INC.

                           CONSOLIDATED BALANCE SHEETS
                            (CONDENSED AND UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            3/29/03     12/31/02
                                                           --------    ---------
                              ASSETS

 Current assets:
  Cash and cash equivalents..............................  $  1,388    $    919
  Accounts receivable, net...............................     4,881       4,639
  Inventory..............................................     4,313       4,295
  Prepaid expenses and other current assets..............       536         486
                                                           --------    --------
    Total current assets.................................    11,118      10,339
Equipment and improvements:
  Equipment and improvements.............................    12,091      11,995
  Accumulated depreciation...............................     8,640       8,391
                                                           --------    --------
    Equipment and improvements, net......................     3,451       3,604
Debt financing fees......................................       201         321
Other assets.............................................       336         367
                                                           --------    --------
          Total assets...................................  $ 15,106    $ 14,631
                                                           ========    ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short term debt.......................................  $ 17,585    $ 16,885
  Current portion of long-term debt......................    24,000      24,000
  Accounts payable - trade...............................     2,223       1,483
  Accrued interest.......................................     1,448       1,076
  Accrued liabilities....................................     1,630       2,100
                                                           --------    --------
    Total current liabilities............................    46,886      45,544
Accumulated other comprehensive (loss) income............       (81)         40
Stockholders' equity.....................................   (31,699)    (30,953)
                                                           --------    --------
          Total liabilities and stockholders' equity.....  $ 15,106    $ 14,631
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

                                       PCD INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (CONDENSED AND UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  QUARTER ENDED
                                                              --------------------
                                                              3/29/03     3/30/02
                                                              --------    --------
Net sales..................................................   $  6,608    $  6,143
Cost of sales..............................................      4,096       4,952
                                                              --------    --------
  Gross profit.............................................      2,512       1,191
Operating expenses.........................................      2,461       2,321
Amortization of intangibles................................          -         277
Loss on debt extinguishment................................          -       3,867
Interest expense...........................................        838         777
Other (income)/expense, net................................        (41)         (6)
                                                              --------    --------
Loss before income taxes,
  and cumulative effect of change in accounting principle         (746)     (6,045)
Benefit for income taxes...................................          -      (2,700)
                                                              --------    --------
Loss before
  cumulative effect of change in accounting principle......       (746)     (3,345)
Cumulative effect of change in accounting principle........          -      12,500
                                                              --------    --------
  Net loss.................................................   $   (746)   $(15,845)
                                                              ========    ========

Net loss per share, basic and diluted:
  Net loss before
    cumulative effect of change in accounting principle       $  (0.08)   $  (0.37)
  Cumulative effect of change in accounting principle......          -       (1.40)
                                                              --------    --------
    Net loss per share.....................................   $  (0.08)   $  (1.77)
                                                              ========    ========

Weighted average number of shares outstanding:
     Basic and diluted.....................................      8,952       8,938
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

                                    PCD INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (CONDENSED AND UNAUDITED)
                                 (IN THOUSANDS)

                                                                           QUARTER ENDED
                                                                       --------------------
                                                                        3/29/03     3/30/02
                                                                       ---------   --------
Cash flows from operating activities:
  Net loss..........................................................   $   (746)   $(15,845)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation....................................................        250       1,231
    Amortization....................................................        120         453
    Impairment of goodwill..........................................          -      12,500
    Loss on debt extinguishment.....................................          -       3,867
    Changes in operating assets and liabilities:
      Accounts receivable...........................................       (248)        (22)
      Income tax refund receivable..................................          -      (2,700)
      Inventory.....................................................        (34)         13
      Prepaid expenses and other current assets.....................        (51)        170
      Other assets .................................................         31           -
      Accounts payable..............................................        817        (197)
      Accrued liabilities...........................................       (256)       (774)
                                                                       --------    --------
        Net cash used in operating activities.......................       (117)     (1,304)

Cash flows from investing activities:
  Capital expenditures..............................................       (110)       (272)
                                                                       --------    --------
        Net cash used in investing activities.......................       (110)       (272)

Cash flows from financing activities:
  Borrowings of short-term debt.....................................        700       1,980
  Deferred financing and loan amendment fees........................          -        (247)
                                                                       --------    --------
        Net cash provided by financing activities...................        700       1,733

Net increase in cash................................................        473         157
Effect of exchange rate on cash.....................................         (4)          1
Cash and cash equivalents at beginning of period....................        919         543
                                                                       --------    --------
Cash and cash equivalents at end of period..........................   $  1,388    $    701
                                                                       ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                                    PCD INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (MARCH 29, 2003 UNAUDITED)

NOTE 1. INTERIM FINANCIAL STATEMENTS:

          The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

NOTE 2.  BANKRUPTCY FILING:

               On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation ("Amphenol") for $14 million, less assumed liabilities and agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD Technology Inc. ("UMD") for approximately $2 million plus assumed liabilities. To facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume.

          On May 1, 2003 PCD Inc. completed the sale of substantially all of the assets and operations of the Industrial/Avionics division to Amphenol and on May 6, 2003, PCD Inc., through its subsidiary, Wells-CTI, Inc., completed the sale of the Wells-CTI division to UMD.

          On May 20, 2003, the Company's plan of reorganization was confirmed by the Court. As a result, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD as well as any additional cash on PCD's balance sheet after the close of the transactions. The Company will then be liquidated and there will be no distribution to shareholders.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS:

          In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock based compensation plans. We intend to continue to apply the provisions of APB No. 25.

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company realized no material impact upon adoption.

NOTE 4.  STOCK BASED COMPENSATION:

          The Company accounts for stock based employee compensation arrangements in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the three months ended March 29, 2003 and March 30, 2002 would have been increased to the pro forma amounts indicated below:

(In thousands)                              3/29/03     3/29/02
                                           --------    --------
Net loss, as reported                      $   (746)   $(15,845)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects         (2)        (45)
                                           --------    --------
Pro forma net loss                         $   (748)   $(15,890)
                                           --------    --------

Loss per share:
  Basic and diluted - as reported          $  (0.08)   $  (1.77)
                                           --------    --------
  Basic and diluted - pro forma            $  (0.08)   $  (1.78)
                                           --------    --------

          The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               3/29/03   3/30/02
                               -------   -------
Dividend yield...........        None      None
Expected volatility......       100.0%    72.44%
Risk free interest rate..         3.1%      3.7%
Expected life (years)....         5.0       5.0

NOTE 5.  NET LOSS PER SHARE:

          The following tables reconcile net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the periods ended March 29, 2003 and March 30, 2002:

          [ ](In thousands, except per share amounts)

                                                                                          PER
                                                                                         SHARE
                                                         NET LOSS          SHARES        AMOUNT
                                                         --------          ------        ------
FOR THE PERIOD ENDED MARCH 29, 2003
Basic and diluted loss.........................       $       (746)         8,952       $ (0.08)
                                                      ============          =====       =======

FOR THE PERIOD ENDED MARCH 30, 2002
Basic and diluted loss.........................       $    (15,845)         8,938       $ (1.77)
                                                      ============          =====       =======

Potential common stock shares of 1,727,835 and 615,888 for the quarters ended March 29, 2003 and March 30, 2002, respectively, have been excluded from the calculation of EPS, as their inclusion would be anti-dilutive.

NOTE 6.  INVENTORY:

     Inventory consisted of the following:

(IN THOUSANDS)                                       3/29/03    12/31/02
                                                     -------    --------
Raw materials and finished subassemblies....         $ 3,151    $  2,940
Work in process.............................              58          26
Finished goods..............................           1,104       1,329
                                                     -------   ---------
Total.......................................         $ 4,313    $  4,295
                                                     =======    ========

NOTE 7.  COMPREHENSIVE LOSS:

          Our only other comprehensive loss is foreign currency translation adjustments. For the three months ended March 29, 2003 and March 30, 2002, our total comprehensive loss was as follows:

                                        THREE MONTHS ENDED
                                        -------------------
(IN THOUSANDS)                          3/29/03     3/30/02
                                       --------    --------
Net loss............................   $   (746)   $(15,845)
Other comprehensive loss, net.......       (121)        (12)
                                       --------    --------
Total comprehensive loss............   $   (867)   $(15,857)
                                       ========    ========

NOTE 8.  COMMITMENTS AND CONTINGENCIES:

     Bankruptcy:

          On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation ("Amphenol") for $14 million, less assumed liabilities and agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD Technology Inc. ("UMD") for approximately $2 million plus assumed liabilities. To facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume.

               On May 1, 2003 PCD Inc. completed the sale of substantially all of the assets and operations of the Industrial/Avionics division to Amphenol and on May 6, 2003, PCD Inc., through its subsidiary, Wells-CTI, Inc., completed the sale of the Wells-CTI division to UMD.

               On May 20, 2003, the Company's plan of reorganization was confirmed by the Court. As a result, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD as well as any additional cash on PCD's balance sheet after the close of the transactions. The Company will then be liquidated and there will be no distribution to shareholders.

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

NOTE 9. TAX REFUND:

     A provision of the Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002, allowed companies to carry back their 2001 and 2002 tax operating losses for a period of five years instead of two. The legislation allowed us to carry back tax losses from 2001 to offset taxable income in 1996 and 1997, resulting in a refund of approximately $2.7 million. We recorded a tax benefit and receivable for this amount in the first quarter of 2002 and received the refund in July 2002.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS:

          During 2002 we adopted SFAS No. 142 and recorded a transitional impairment charge of $12.5 million during the first quarter as a cumulative effect of a change in accounting principle. This charge was based on discounted cash flow analysis for the Wells-CTI semiconductor burn in division. This goodwill originated from our acquisition of Wells-Electronics in 1997. We completed our required annual impairment test of goodwill as of December 31, 2002 and recorded an additional impairment of $36.8 million. This impairment was based on the fair value of the Wells-CTI reporting unit as determined by the then proposed sale of our Wells-CTI division to UMD.

          At December 31, 2002 we recorded an additional impairment charge of $9.3 million related to the intangible assets of our Wells-CTI segment thereby reducing the value of these assets to zero. This impairment was based on the fair value of the Wells-CTI business as determined by the then proposed sale of our Wells-CTI division to UMD. Accordingly, there was no aggregate amortization expense for the three month period ended March 29, 2003 and the aggregate amortization expense for the three month period ended March 30, 2002 was $259,000.

NOTE 11. SEGMENT INFORMATION:

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

                                THREE MONTHS ENDED
                               --------------------
(IN THOUSANDS)                  3/29/03     3/30/02
                               --------    --------
SALES:
Industrial/Avionics.........   $  3,737    $  3,475
Semiconductor Burn-in.......      2,871       2,668
                               --------    --------
  Totals....................   $  6,608    $  6,143
                               ========    ========

NET INCOME (LOSS):
Industrial/Avionics.........   $    205    $    290
Semiconductor Burn-in.......        262     (14,829)
Corporate activities........     (1,213)     (1,306)
                               --------    --------
  Totals....................   $   (746)   $(15,845)
                               ========    ========

                               3/29/03   12/31/02
                               -------   --------
ASSETS:
Industrial/Avionics.........   $ 8,248   $ 8,001
Semiconductor Burn-in.......     4,495     4,379
Corporate activities........     2,363     2,251
                               -------   -------
Totals......................   $15,106   $14,631
                               =======   =======

NOTE 12. DEBT

          On December 26, 1997, the Company entered into a secured Revolving Credit Agreement ("Revolver") and secured term loan agreements (collectively referred to as the

"Senior Credit Facility") with several banks. On February 27, 2002, the Senior Credit Facility was replaced by an Amended and Restated Loan Agreement comprised of a $20.0 million Revolving Credit Loan and secured term loans aggregating $24.0 million (collectively referred to as the "Amended Senior Credit Facility"). The Amended Senior Credit Facility is collateralized by all of the assets of PCD and its subsidiaries. In conjunction with the Amended Senior Credit Facility, PCD and Wells-CTI (formerly Wells Electronics, Inc. and CTI Technologies, Inc.) each entered into a stock pledge agreement pledging all or substantially all of the stock of the subsidiaries of PCD and Wells-CTI. Each of PCD, Wells-CTI and certain of their subsidiaries also entered into a security agreement and certain other collateral or conditional assignments of assets.

          In connection with Amended Senior Credit Facility, the lenders received warrants, exercisable immediately and for a period of ten years, to purchase 1,450,000 shares of common stock of the Company at $0.01 per share. In addition, warrants previously issued in 2000 to the lenders to purchase 203,949 shares of the Company's common stock at $4.90 per share were re-priced to $0.01 per share. The new and re-priced warrants were valued at $2.0 million utilizing the Black Scholes pricing method. The assumptions utilized under the Black Scholes method were 96% volatility, 1.82% risk free rate of return, no dividends and a term of ten years.

          The replacement of the Senior Credit Facility with the Amended Senior Credit Facility was accounted for as an extinguishment of the existing debt and an issuance of new debt under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and Emerging Issues Task Force ("EITF") 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments. The transaction resulted in a loss of $3.9 million in 2002. The loss was subsequently reclassified in accordance with SFAS No. 145, Rescission of FAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2002. Included in this loss are the cost of the re-priced warrants, the new warrants issued to the lenders ($2.1 million) and unamortized bank fees on the old debt ($1.8 million).

          At March 29, 2003 and December 31, 2002 the amounts outstanding under the Amended Senior Credit Facility were $41.6 million and $40.9 million, respectively. At March 29, 2003, the Company had no borrowing availability and its borrowing availability at December 31, 2002 was capped based upon projected borrowing needs as submitted by the Company and as approved by the lenders on a monthly basis. The Company was only permitted to borrow during the first quarter of 2003 to fund professional fees in connection with the bankruptcy ($400,000) and to settle the South Bend lease ($300,000) in March 2003.

          On May 1, 2003 PCD Inc. completed the sale of substantially all of the assets and operations of the Industrial/Avionics division to Amphenol and on May 6, 2003, PCD Inc., through its subsidiary, Wells-CTI, Inc., completed the sale of the Wells-CTI division to UMD.

          On May 20, 2003, the Company's plan of reorganization was confirmed by the Court. As a result, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD as well as any additional cash on PCD's balance sheet after the close of the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 29, 2003 COMPARED TO THE QUARTER ENDED MARCH 30, 2002

Net Sales. Net sales of $6.6 million for the quarter ended March 29, 2003 increased by $0.5 million or 8% from net sales of $6.1 million during the prior year quarter. Net sales of $2.9 million in the semiconductor burn-in socket product lines were up $0.2 million or 8% from the prior year quarter due to higher shipments from the Company's Japan subsidiary. Industrial/Avionics division net sales were $3.7 million, up $0.3 million or 8% from the prior year. This increase was due primarily to increased demand from customers.

Gross Profit. Gross profit was $2.5 million for the quarter ended March 29, 2003 as compared with $1.2 million during the prior year quarter. As a percentage of net sales, gross profit was 38% during the quarter as compared with 19% during the prior year. The increase from last year was due primarily to a $1.2 million reduction in manufacturing expense primarily as a result of lower depreciation. The lower depreciation resulted from the Wells-CTI division having written its property plant and equipment down to fair value at December 31, 2002 based on the then proposed sale to UMD.

Operating Expenses. Operating expenses were $2.5 million during the quarter ended March 29, 2003 as compared to $2.3 million during the prior year quarter. Operating expenses include selling, general and administrative expenses and costs of product development. The increase from the prior year was due primarily to higher professional fees expense in connection with the Company's sales of assets and bankruptcy filing.

Loss on Debt Extinguishment. In connection with our debt restructuring, we recognized a non-cash charge of $3.9 million during the quarter ended March 30, 2002. The charge consisted of $2.1 million of valuation on new and re-priced warrants as well as $1.8 million of unamortized bank fees and previous warrant valuation.

Interest Expense and Other Income, Net. Interest expense during the quarter ended March 29, 2003 was $838,000 and was $777,000 during the quarter ended March 30, 2002. The increase in 2003 was due to a higher outstanding balance and the higher weighted average interest rates on the Amended Senior Credit Facility in 2003.

Amortization of Goodwill and Other Intangibles and Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142, on January 1, 2002. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company completed the transitional impairment test and recorded a goodwill impairment charge of $12.5 million, related to our semiconductor burn-in segment as a cumulative effect of change in accounting principle in the first quarter of 2002. Amortization of $277,000 during the quarter ended March 30, 2002 consisted of amortization of other intangible assets, principally patents and trademarks. Amortization was zero during the three months ended March 29, 2003 as a result of the Wells-CTI division having written its patents and trademarks down to fair value at December 31, 2002 as determined by the then proposed sale of our Wells-CTI division to UMD.

Benefit For Income Taxes. During the quarter ended March 30, 2002 we recognized a tax benefit of $2.7 million resulting from recent legislation that extended the tax loss carry back period for 2001 and 2002 tax years from two to five years. The $2.7 million benefit consisted entirely of an anticipated tax refund, which was received during the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities was $117,000 during the quarter ended March 29, 2003 as compared with $1.3 million during the previous year. The reduction in cash used in operating activities was due primarily to higher revenue in 2003 together with reduced payments to vendors as a result of the bankruptcy filing.

On March 21, 2003, PCD Inc. entered into definitive agreements to sell the assets of its two business units. PCD agreed to sell its Industrial/Avionics Division, headquartered in Peabody, MA, to Amphenol Corporation ("Amphenol") for $14 million, less assumed liabilities and agreed to sell the Wells-CTI Division which has headquarters in Phoenix, AZ, to UMD Technology Inc. ("UMD") for approximately $2 million plus assumed liabilities. To facilitate the sales, PCD Inc. and its domestic subsidiary, Wells-CTI, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts. The Chapter 11 filings allow the sale of the assets of the domestic entities to be free and clear from certain liabilities that the prospective purchasers do not wish to assume.

          On May 1, 2003 PCD Inc. completed the sale of substantially all of the assets and operations of the Industrial/Avionics division to Amphenol and on May 6, 2003, PCD Inc., through its subsidiary, Wells-CTI, Inc., completed the sale of the Wells-CTI division to UMD.

          On May 20, 2003, the Company's plan of reorganization was confirmed by the Court. As a result, PCD's creditors will receive the proceeds from the sale of PCD's assets to Amphenol and UMD as well as any additional cash on PCD's balance sheet after the close of the transactions. The Company will then be liquidated and there will be no distribution to shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.

     The Company was exposed to certain market risks including primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in foreign subsidiaries, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. Prior to March 21, 2003, the Company was exposed to fluctuations in interest rates in connection with its variable rate term loan.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman of the Board, Chief Executive Officer and President along with the Company's Vice President, Finance and Administration, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman of the Board, Chief Executive Officer and President along with the Company's Vice President, Finance and Administration, Chief Financial Officer and Treasurer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 8 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE

ITEM 5. OTHER INFORMATION

                    On June 5, 2003, with the approval of the Bankruptcy Court, the Company filed Articles of Amendment with the Secretary of State of the Commonwealth of Massachusetts changing its name from PCD Inc. to MJS Liquidation Corp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1 Articles of Amendment to Articles of Organization, dated June 5, 2003

     99.1 Chief Executive Officer Certification

     99.2 Chief Financial Officer Certification

     (b) Reports on Form 8-K

     Amendment and Temporary Waiver No. 4, dated December 31, 2002

     Announcement of Receipt of Nasdaq Delisting Notice, dated January 28, 2003

     Announcement of filing of voluntary petition under Chapter 11 of U.S. Bankruptcy Code, and approval of "first day motions", dated March 31, 2003

     Monthly Operating Statements for PCD Inc. and Wells-CTI, Inc. for the period from February 23, 2003 through March 29, 2003

     Amended Form 8-K reconciling the U.S. Bankruptcy Trustee filings to GAAP dated May 5, 2003.

          Announcement of sales of assets and operations of the Industrial/Avionics and Wells-CTI businesses dated May 7, 2003.

          Monthly Operating Statements for PCD Inc. and Wells-CTI, Inc. for the period from March 30, 2003 through April 30, 2003 dated June 4, 2003.

          Announcement of Plans of Reorganization confirmed by the bankruptcy court dated June 5, 2003.

                               S I G N A T U R E S

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PCD Inc.
                               (Registrant)

Dated: June 19, 2003           /s/ John L. Dwight, Jr.
                               -----------------------
                               John L. Dwight, Jr.
                               Chairman of the Board, Chief
                               Executive Officer and President
                               (Principal Executive Officer)

Dated: June 19, 2003           /s/ John J. Sheehan III
                               -----------------------
                               John J. Sheehan III
                               Vice President, Finance and
                               Administration, Chief Financial
                               Officer and Treasurer
                               (Principal Financial and Accounting Officer)

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

Date: June 19, 2003

                                      /s/ John L. Dwight, Jr.
                                      ---------------------------------
                                      John L. Dwight, Jr.
                                      Chairman of the Board, Chief
                                      Executive Officer and President
                                      (Principal Executive Officer)

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

Date: June 19, 2003

                                       /s/ John J. Sheehan III
                                       ---------------------------------
                                       John J. Sheehan III
                                       Vice President, Finance and
                                       Administration, Chief Financial
                                       Officer and Treasurer
                                       (Chief Financial and Accounting Officer)